Form 10-Q
period 1996-05-31
PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC II
filed 1996-07-11
CIK 861880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                     For quarterly period ended May 31, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from to .

                         Commission File Number: 0-18942

               PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II
            (Exact name of registrant as specified in its charter)

      Virginia                                                   06-1293758
(State of organization)                                     (I.R.S.Employer
                                                           Identification  No.)

1285 Avenue of the Americas, New York, New York                       10019
    (Address of principal executive office)                         (Zip Code)

Registrant's telephone number, including area code     (212) 713-4264

         Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
 Title of each class                                      which registered
Shares of Common Stocks                                         None

Securities  registered  pursuant to Section 12(g) of the Act:

                             SHARES OF COMMON STOCK
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Shares of common stock outstanding as of May 31, 1996: 5,181,236. The aggregate sales price of the shares sold was $51,812,356. This does not reflect market value. There is no current market for these shares.

               PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II

                           CONSOLIDATED BALANCE SHEETS

                        May 31, 1996 and August 31, 1995
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                        May 31       August 31
                                                        ------       ---------

Operating investment properties, at cost:
   Land                                              $   5,030      $   5,030
   Building and improvements                            28,932         28,843
   Furniture, fixtures and equipment                     3,879          3,765
                                                     ---------      ---------
                                                        37,841         37,638
   Less:  accumulated depreciation                      (5,706)        (4,736)
                                                     ---------      ----------
                                                        32,135         32,902

Cash and cash equivalents                                1,541          2,409
Interest and other receivables                             147             46
Accounts receivable - affiliates                             3             74
Prepaid expenses and other assets                           10            121
                                                     ---------      ---------
                                                     $  33,836      $  35,552
                                                     =========      =========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses               $       49      $     615
Accounts payable - affiliates                               32             57
Shareholders' equity                                    33,755         34,880
                                                    ----------      ---------
                                                    $   33,836      $  35,552
                                                    ==========      =========


















                             See accompanying notes.

                 PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II

                        CONSOLIDATED STATEMENTS OF INCOME
            For the three and nine months ended May 31, 1996 and 1995
                    (In Thousands, except per Share amounts)
                                   (Unaudited)


                                   Three Months Ended      Nine  Months  Ended
                                         May 31,                May 31,
                                   ------------------      ------------------
                                              1995                    1995
                                 1996     (As restated)    1996  (As restated)
                                 ----     ------------     ----   -----------

Revenues:
   Rental income               $  1,008      $  2,936    $  2,864    $  8,806
   Interest income                   12            25          41          61
                               --------      --------    --------    --------
                                  1,020         2,961       2,905       8,867

Expenses:
   Property operating expenses        -         2,053           -       6,068
   Depreciation expense             312           318         970         954
   Management and advisory fees      32            47          97         141
   General and administrative       147            55         502         255
   Directors' compensation            6             6          18          18
                               --------      --------    --------    --------
                                    497         2,479       1,587       7,436
                               --------      --------    --------    --------

Net income                    $     523      $    482    $  1,318    $  1,431
                              =========      ========    ========    ========

Earnings per share of
 common stock                     $0.10         $0.10       $0.25       $0.28
                                  =====         =====       =====       =====

Cash dividends paid per share of
   common stock                   $0.13         $0.10       $0.38       $0.30
                                  =====         =====       =====       =====


   The above earnings and cash dividends paid per share of common stock are based upon the 5,181,236 shares outstanding for each period.


















                             See accompanying notes.

                 PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY For the nine months ended May 31, 1996 and 1995 (Unaudited)
                                 (In Thousands)



                           Common Stock    Additional
                         $.01 Par Value    Paid-in     Accumulated
                         Shares  Amount    Capital     Deficit      Total
                         ------  ------    -------     --------     -----

Shareholders' equity
at August 31, 1994      5,181    $   52    $44,823     $(9,649)     $35,226

Cash dividends paid         -         -          -      (1,554)      (1,554)

Net income                  -         -          -       1,431        1,431
                        -----    ------    -------     --------     -------

Shareholders' equity
at May 31, 1995         5,181    $   52    $44,823     $(9,772)     $35,103
                        =====    ======    =======     =======      =======

Shareholders' equity
at August 31, 1995      5,181    $   52    $44,823     $(9,995)     $34,880

Cash dividends paid         -         -          -      (1,943)      (1,943)

Distribution of
stock in ILM II
Lease Corporation           -         -          -        (500)        (500)

Net income                  -         -          -       1,318        1,318
                        -----    ------    -------     --------     -------


Shareholders' equity
at May 31, 1996         5,181    $   52    $44,823    $(11,120)     $33,755
                        =====    ======    =======     ========     =======

















                             See accompanying notes.

                 PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the nine months ended May 31, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In Thousands)

                                                                      1995
                                                           1996   (As restated)
                                                           ----   ------------
Cash flows from operating activities:
   Net income                                           $   1,318    $  1,431
   Adjustments to reconcile net income
    to net cash provided by operating activities:
     Depreciation expense                                     970         954
     Changes in assets and liabilities:
      Accounts receivable - affiliate                          71          (7)
      Interest and other receivables                         (101)          -
      Prepaid expenses and other assets                       111          (9)
      Accounts payable - affiliates                           (25)         73
      Accounts payable and accrued expenses                  (566)        (24)
                                                        ---------    --------
        Total adjustments                                     460         987
                                                        ---------    --------
        Net cash provided by operating activities           1,778       2,418
                                                        ---------    --------

Cash flows from investing activities:
   Funding of initial working
     capital to ILM II Lease Corporation                     (500)          -
   Additions to operating investment properties              (203)     (1,085)
   Net proceeds from settlement of claims with
     Angeles Corporation and affiliates                         -         948
                                                        ---------    --------
        Net cash used in investing activities                (703)       (137)
                                                        ---------    --------

Cash flows from financing activities:
   Cash dividends paid to shareholders                     (1,943)     (1,554)
                                                        ---------   ---------

Net (decrease) increase in cash and cash equivalents         (868)        727

Cash and cash equivalents, beginning of period              2,409       1,380
                                                        ---------    --------

Cash and cash equivalents, end of period                $   1,541   $   2,107
                                                        =========   =========











                             See accompanying notes.

               PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II
                  Notes to Consolidated Financial Statements
                                   (Unaudited)




1. Organization and Basis of Presentation

      The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements and footnotes contained in the Company's Annual Report for the year ended August 31, 1995.

      In the opinion of management, the accompanying consolidated financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

      As discussed in the Company's Annual Report, the Company was formed for the purpose of investing in a portfolio of participating mortgage loans secured by rental housing complexes for independent senior citizens ("Senior Housing Facilities"). The Company invested the net proceeds of the initial public offering in six participating mortgage loans secured by Senior Housing Facilities located in five different states. All loans made by the Company were originally made to Angeles Housing Concepts, Inc. ("AHC") for its use in developing, acquiring and operating the six Senior Housing Facilities. The Company entered into an Exclusivity Agreement with AHC and its parent company, Angeles Corporation ("Angeles") which required AHC to provide the Company with certain specific opportunities to finance Senior Housing Facilities, and it set forth the terms and conditions of the loans which were made. In the aggregate, the properties securing loans from the Company did not generate sufficient cash flow to cover the debt service payments owed to the Company under the original terms of the Exclusivity Agreement, which called for minimum base and additional interest payments equal to 13.3% per annum. To the extent that the properties did not generate sufficient cash flow to make the full payments due under the loan documents, the shortfall was funded by AHC through December 1992. The source of cash for these fundings was from pre-established deficit reserve accounts and contributions from Angeles. During the quarter ended February 28, 1993, Angeles announced that it was experiencing liquidity problems that had resulted in the inability to meet its obligations. Subsequently, AHC defaulted on the regularly scheduled mortgage loan payments due to the Company on March 1, 1993. Subsequent to the payment defaults, on May 3, 1993, Angeles filed for reorganization under a Chapter 11 Federal Bankruptcy petition filed in the state of California.

      In June 1993, a non-binding settlement agreement between the Company, AHC and Angeles was reached which involved the transfer of title to ownership of the properties from AHC to the Company or its designated affiliates. On April 27, 1994, ownership of each of the Facilities securing the loans from the Company was transferred (collectively, "the Transfers") to newly-created special purpose corporations affiliated with the Company ("the Property Companies"). All of the capital stock of each Property Company was held by ILM II Holding, Inc. ("ILM Holding"), a Virginia corporation. The capital stock of ILM Holding is owned by the Company and PWP Holding, Inc. ("PWP Holding"), a wholly owned subsidiary of PaineWebber Properties Incorporated, which is an affiliate of the Advisor. The Company holds substantially all of the economic ownership in ILM Holding, while PWP Holding holds voting control. ILM Holding issued 100 shares of Series A Preferred Stock to the Company in return for a capital contribution in the amount of $495,000 and issued 10,000 shares of Common Stock to PWP Holding in return for a capital contribution in the amount of $5,000. The Transfers had an effective date of April 1, 1994. The Transfers were made pursuant to a final Settlement Agreement entered into on February 17, 1994 ("the Settlement Agreement") between the Company, AHC and Angeles, and previously approved by the bankruptcy court handling the Angeles bankruptcy proceedings. Concurrent with the Transfers, the mortgage loans from the Company, which were assumed by the Property Companies, were modified (see Note 2). In addition to providing for the transfer of title to the properties to the Company, the Settlement Agreement called for AHC to be retained in a property management capacity under a contract covering all of the Senior Housing Facilities (see Note 3).

      Subsequent to the effective date of the Settlement Agreement with AHC, management investigated and evaluated the available options for structuring the ownership of the properties in order to maximize the potential returns to the existing shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code. After extensive review, the Board of Directors determined that it would be in the best interests of the shareholders for the Company to retain REIT status and master lease the properties to a shareholder-owned operating company. Despite the additional costs associated with the master leases of the properties, the Directors believed that this alternative would maximize potential shareholder returns and allow the greatest flexibility to provide future liquidity to shareholders.

      In connection with the Company's restructuring plans, in August 1995 each of the Property Companies merged into ILM Holding. As a result, ownership of the Senior Housing Facilities is now held by ILM Holding and the Property Companies no longer exist as separate legal entities. In addition, on September 12, 1994, the Company formed a new subsidiary, ILM II Lease Corporation, for the purpose of operating the Senior Housing Facilities under the terms of a master lease agreement. ILM II Lease Corporation, which is taxable as a regular C Corporation and not as a REIT, was a wholly owned subsidiary of the Company as of August 31, 1995. On September 1, 1995, the Company distributed all of the shares of capital stock of ILM II Lease Corporation to the holders of record of the Company's common stock. Prior to the distribution on September 1, 1995, the Company capitalized ILM II Lease Corporation with $500,000 from its existing cash reserves, which was an amount estimated to provide ILM II Lease Corporation with necessary working capital.

      In prior years, the Company had accounted for its investments in mortgage loans as investments in acquisition and construction loans under the equity method because the loans met certain accounting criteria which require that participating mortgage loans with certain characteristics be accounted for as joint ventures. Such accounting criteria are meant to apply to lending arrangements which have essentially the same risks and potential rewards for the lender as would exist in a joint venture partnership. The final phase of the Company's restructuring plans involves either the liquidation of ILM Holding and the transfer of ownership of the Senior Housing Facilities to the Company or its wholly-owned subsidiary or the conversion of ILM Holding to a REIT for tax purposes. As a result of these plans, which are expected to be finalized during fiscal 1996, the financial position, results of operations and cash flows of ILM Holding are presented on a consolidated basis with the Company as of and for the nine months ended May 31, 1996. The prior year financial statements have been restated to present the combined Facilities on a consolidated basis in order for the statements to be comparable to the current year presentation. Such restatement does not affect the net income or net shareholders' equity amounts previously reported. All material intercompany balances and transactions have been eliminated in consolidation. The Company's policy had been to record its equity in the earnings or losses of the properties based on financial information of the properties which was two months in arrears to that of the Company. As a result of the restructuring of the property ownership discussed above, the Company eliminated this reporting lag as of the end of fiscal 1995.

2.    Operating Investment Properties

      The accompanying financial statements include the Company's investments in six Senior Housing Facilities. The name, location and size of the properties and the date that the Company made its initial investment in such assets are as set forth below:

                                                   Rentable      Date of
      Name                  Location               Units         Investment (1)
      ----                  --------               -------       --------------

      The Palms            Fort Myers, FL          204 Units       7/18/90

      Crown Villa          Omaha, NE               73 Units        4/25/91

      Overland Park Place  Overland Park, KS       137 Units       4/9/92

      Rio Las Palmas       Stockton, CA            162 Units       5/14/92

      The Villa at         St. Louis County, MO    119 Units       5/29/92
      Riverwood

      Villa Santa
        Barbara (2)        Santa Barbara, CA       123 Units       7/13/92

     (1)Represents the date of the Company's original mortgage loan to Angeles Housing Concepts, Inc. (see Note 1).

     (2)The acquisition of the Santa Barbara Facility was financed jointly by the Company and an affiliated entity, PaineWebber Independent Living Mortgage Fund, Inc. ("ILM1"). All amounts generated from Villa Santa Barbara are equitably apportioned between the Company, together with its consolidated affiliate, and ILM1, together with its consolidated affiliate, generally 75% and 25%, respectively.

      As discussed in Note 1, effective April 1, 1994 each Property Company acquired the respective operating property subject to, and assumed the obligations under the mortgage loan payable to the Company, pursuant to the Settlement Agreement described in Note 1. The principal balance on each loan was modified to reflect the estimated fair value of the related operating property as of the date of the Transfers. The modified loans require interest-only payments on a monthly basis at a rate of 7% from April 1, 1994 through December 1, 1994, 9% for the period from January 1 through December 31, 1995, 11% for the period January 1 through December 31, 1996, 12% for the period January 1 through December 31, 1997, 13% for the period January 1 through December 31, 1998, 13.5% for the period January 1, 1999 through December 31, 1999 and 14% for the period January 1, 2000 through maturity. In August 1995, each of the Property Companies was merged into ILM Holding. As a result, ownership of the Senior Housing Facilities, as well as the obligation under the loans, is now held by ILM Holding and the Property Companies no longer exist as separate legal entities. Since ILM Holding is consolidated with the Company in the accompanying financial statements, the mortgage loans and related interest income and expense have been eliminated in consolidation.

      As discussed in Note 1, effective September 1, 1995, the properties are subject to a master lease with a newly formed company, ILM II Lease Corporation. The master lease agreement is initially between ILM Holding, as owner of the properties and Lessor, and ILM II Lease Corporation, as Lessee. The master lease is a "triple-net" lease with an original fixed term expiring December 31, 2000 (December 31, 1999 with respect to the Santa Barbara property). The Lessor has the right to terminate the master lease as to any property sold by the Lessor as of the date of such sale. During the initial term of the master lease, ILM II Lease Corporation is obligated to pay annual base rent for the use of all of the Facilities in the aggregate amount of $3,548,700 for calendar year 1995 (prorated based on the commencement date of the lease) and $4,035,600 for calendar year 1996 and each subsequent year. Beginning in fiscal 1997, and for each fiscal year thereafter, ILM II Lease Corporation will also be obligated to pay variable rent for each Facility. Such variable rent will be equal to 40% of the excess, if any, of the aggregate total revenues for the Facilities for fiscal 1997 or such subsequent fiscal year over $13,021,000. In addition, as the Lessee, ILM II Lease Corporation is responsible for paying all governmental taxes and assessments, utility charges, and insurance premiums, as well as the costs of all required maintenance and non-structural repairs to the Facilities. The Lessor, as the owner of the Facilities, is responsible for all capital improvements and structural repairs to the Facilities.

      For the three and nine months ended May 31, 1996, rental income on the accompanying income statement reflects the rental payments due under the terms of the master lease agreement. For the same periods in the prior year, rental income reflects the rental payments due under the terms of the individual tenant leases. Property operating expenses in the prior periods reflect the day-to-day costs of operating the Facilities, including the management fees payable to AHC, in addition to the real estate taxes associated with the ownership of the operating properties. As noted above, under the terms of the master lease all such costs are now the responsibility of the Lessee.

      Combined summarized operating results of the Company's operating investment properties reflecting the rental income earned on individual tenant leases and the property operating expenses as reported by ILM II Lease Corporation in its quarterly filing with the United States Securities and Exchange Commission are as follows (in thousands):

                                   Three Months Ended         Nine Months Ended
                                       5/31/96                    5/31/96
                                       -------                    -------

    Rental income                  $    3,304                   $    9,702

    Expenses:
      Property management fees            181                          534
      Property operating expenses       1,670                        5,013
      Real estate taxes and
        insurance                         198                          550
                                   ----------                   ----------
                                        2,049                        6,097
                                   ----------                    ---------
                                   $    1,255                    $   3,605
                                   ==========                    =========


3.   Management Agreement

      Management of the Facilities has been provided by AHC from, and in certain cases prior to, the date that the original mortgage loans were made by the Company (see Note 1). In connection with the Settlement Agreement described in Note 1, AHC was retained in a property management capacity under a contract with an original expiration date of December 31, 1995. The contract is automatically renewable for successive one-year periods through December 31, 2000, subject to certain limitations described further below. The terms of the management contract provide that AHC will receive a base management fee equal to 5.5% of Gross Operating Revenues of the Senior Housing Facilities, as defined. In addition, under the original terms of the contract, AHC was eligible to earn additional compensation through a 25% participation in excess cash flow or sale or refinancing proceeds above certain specified levels. The thresholds at which AHC would begin to participate in excess cash flow or sale or refinancing proceeds were set at levels which provided that the Company would receive all amounts to which it was originally entitled under the terms of the Exclusivity Agreement on a cumulative basis before such participation began. During the first quarter of fiscal 1996, the Company reached an agreement with AHC regarding certain modifications to the management agreement. In return for making the contract non-cancellable, except for cause, for a one-year period, AHC agreed to waive its rights to any additional compensation to which it might be entitled through the participation interest described above. In addition, the parties agreed to fix the termination fee due to AHC if the agreement is terminated without cause prior to December 31, 2000. Prior to such agreement, the termination fee was calculated based on a percentage of Gross Operating Revenues of the Senior Housing Facilities for a specified number of months which varied depending on the date of termination and the achievement of certain minimum net operating income levels. Subsequent to this amendment, the management agreement may be terminated without cause upon 30 days' written notice subsequent to September 15, 1996. The contract may be terminated immediately for cause, which includes failure to meet certain minimum occupancy and rental rate thresholds. If the agreement is terminated without cause prior to December 31, 2000, AHC would be due a termination fee of $750,000. As explained in Note 2, effective September 1, 1995, the obligations to pay AHC under the terms of the management agreement were transferred to ILM II Lease Corporation. However, the Company has guaranteed the payment of the termination fee described above.

4. Related Party Transactions

      Accounts receivable - affiliate consists of amounts due from an affiliated company for disbursements made by the Company on behalf of its affiliate related to the Villa Santa Barbara property which the two companies jointly financed (see Note 2).

      The advisors to the Company and its consolidated affiliate earned management and advisor fees of $97,000 and $141,000 for the nine-month periods ended May 31, 1996 and 1995, respectively. Accounts payable affiliates at both May 31, 1996 and August 31, 1995 includes management fees of $32,000 payable to the Advisor. Accounts payable - affiliates at August 31, 1995 also includes reimbursements of out-of-pocket expenses of $25,000 payable to PWPI.

      Included in general and administrative expenses for the nine months ended May 31, 1996 and 1995 is $85,000 and $89,000, respectively, representing reimbursements to an affiliate of the Advisor for providing certain financial, accounting and investor communication services to the Company.

      Also included in general and administrative expenses for the nine months ended May 31, 1996 and 1995 is $4,000 and $3,000, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc.
   for managing the Company's cash assets.

5. Subsequent Events

      On June 14, 1996, the Company's Board of Directors declared a quarterly dividend for the quarter ended May 31, 1996. On July 15, 1996, a dividend of $0.125 per share of common stock, totalling $648,000, will be paid to shareholders of record as of June 28, 1996.

6. Contingencies

      The Company is involved in certain legal actions. At the present time, management is unable to estimate the impact, if any, that these matters may have on the Company's financial statements, taken as a whole.

               PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      As described further in the Company's Annual Report for fiscal 1995, the Company implemented a plan effective September 1, 1995 which involved master leasing the Senior Housing Facilities to a shareholder-owned operating company. As discussed further in the Annual Report, the Board of Directors believed that such a master lease structure was the best alternative to preserve the Company's REIT status, maximize potential shareholder returns and allow for the greatest flexibility to provide future liquidity to shareholders.

      In connection with the Company's restructuring plans, in September 1994, the Company formed a new corporation, ILM II Lease Corporation, for the purpose of operating the Senior Housing Facilities under the terms of a master lease agreement. As of August 31, 1995, ILM II Lease Corporation, which is taxable as a regular C corporation and not as a REIT, was a wholly-owned subsidiary of the Company. Subsequent to year-end, on September 1, 1995, after the Company received the required regulatory approval, it distributed all of the shares of capital stock of ILM II Lease Corporation to the holders of record of the Company's common stock. One share of common stock of ILM II Lease Corporation was issued for each full share of the Company's common stock held. Holders of the Company's common stock were not required to pay any cash or other consideration or to exchange their common stock of the Company for the common stock of ILM II Lease Corporation. The distribution of the capital stock of ILM II Lease Corporation did not affect the number of shares of the Company's common stock outstanding. Prior to the distribution, the Company capitalized ILM II Lease Corporation with $500,000 from its existing cash reserves, which was an amount estimated to provide ILM II Lease Corporation with necessary working capital. Prior to the distribution of the ILM II Lease Corporation stock, the Company's shareholders received an information statement fully describing ILM II Lease Corporation and the distribution of its capital stock.

      The master lease agreement is initially between the Company's consolidated affiliate, ILM II Holding, Inc. ("ILM Holding") as owner of the properties and Lessor, and ILM II Lease Corporation as Lessee. The master lease is a
"triple-net" lease with an original fixed term expiring December 31, 2000 (December 31, 1999 with respect to the Santa Barbara property). The Lessor has the right to terminate the master lease as to any property sold by the Lessor as of the date of such sale. During the initial term of the master lease, ILM II Lease Corporation is obligated to pay annual base rent for the use of all of the Facilities in monthly installments of $295,725 for calendar year 1995 and monthly installments of $336,300 for calendar year 1996 and each subsequent year. Beginning in fiscal 1997, and for each fiscal year thereafter, ILM II Lease Corporation will also be obligated to pay variable rent to the Lessor for each Facility. Such variable rent will be equal to 40% of the excess, if any, of the aggregate total revenues for the Facilities for fiscal 1997 or such subsequent fiscal year over $13,021,000. In addition, as the Lessee, ILM II Lease Corporation is responsible for paying all governmental taxes and assessments, utility charges, and insurance premiums, as well as the costs of all required maintenance and non-structural repairs to the Facilities. The Lessor, as the owner of the Facilities, is responsible for all capital improvements and structural repairs to the Facilities.

     The Company currently plans to hold its investments in the Senior Housing Facilities for long-term investment purposes. At the present time, the outlook for the senior housing industry is excellent. Increasing numbers of seniors and the high incidence of seniors requiring assistance with daily living have substantially increased the demand for senior housing and assisted-living services. Management expects that this trend will continue for the foreseeable future. The resulting potential for attractive returns appears to be causing real estate buyers to seek acquisition opportunities for a limited pool of available properties which has caused market values for existing properties to increase. Demand would appear to be particularly high for Senior Housing
Facilities with assisted living units, which the Company has at certain of its properties. At some point in this typical real estate market cycle, expected returns become high enough to justify the construction of new facilities which will result in the addition of supply to the market. At such time, values could be expected to plateau and possibly decline. With the current expected return characteristics and the continued availability of favorable financing terms, some market observers are predicting a significant increase in development activity in the senior housing segment over the course of the next 5-to-10 years. In certain of the Company's markets, capital investment in the construction of new competing senior housing properties has increased noticeably in recent months. Management will continue to monitor market dynamics in trying to determine the optimal time to sell the Company's assets. Management continues to analyze the potential impact on overall shareholder returns of leveraging the portfolio of properties with mortgage debt and distributing the financing proceeds to the shareholders in the near term. Management expects to complete its analysis and formalize its strategic plans for the Company during 1996.

      As a result of assuming ownership of the properties through ILM Holding, a regular C corporation for tax purposes, the Company, as a REIT, has a possible future tax liability which would be payable upon the ultimate sale of the properties (the "built-in gain tax"). The amount of such tax would be calculated based on the lesser of the total net gain realized from the sale transaction or the portion of the net gain realized upon a final sale which is attributable to the period during which the properties were held by the C corporation. The REIT would most likely not incur a built-in gain tax if it were to hold the properties for a period of at least 10 years from the date of transfer from the C corporation. However, since the end of the Company's original anticipated holding period is only 5 years away, the Company is not expected to hold the properties for an additional 10 years. The Board of Directors may defer the Company's scheduled liquidation date, if in the opinion of a majority of the Directors, the disposition of the Company's assets at such time would result in a material under-realization of the value of such assets; provided, however, that no such deferral may extend beyond December 31, 2005. Based on management's current estimate of the increase in the values of the properties which has occurred since April 1994, as supported by independent appraisals, the Company would expect to incur a sizable tax if the properties were sold in the near term. Based on these current estimated market values, a sale at such values prior to the end of the 10-year holding period could result in a built-in gain tax of as much as $2.3 million. The final phase of the Company's restructuring plans involves either the liquidation of ILM Holding and the transfer of ownership of the Senior Housing Facilities to the Company or its wholly-owned subsidiary or the conversion of ILM Holding to a REIT for tax purposes. Any future appreciation in the value of the assets subsequent to the transfer of ownership from ILM Holding to the Company or the conversion of ILM Holding to a REIT would not be subject to the built-in gain tax.

      The six properties in which the Company has invested averaged 90% occupancy for the quarter ended May 31, 1996. As previously reported, a property renovation and assisted-living conversion program has been in progress at Villa Santa Barbara for the past 21 months. Phase one of the renovations at the Santa Barbara Facility, which was completed during fiscal 1995, included renovation of the lobby, dining room, library, activities room, television and game room and the laundry rooms. Phase two of the renovation program, which was substantially completed in the first quarter of fiscal 1996, involved interior unit improvements, hallway upgrades and the conversion of existing studio units to assisted living units. The total cost of the renovation program was approximately $1.2 million, which has been funded 75% by the Company and 25% by PaineWebber Independent Living Mortgage Fund, Inc. (ILM1) from funds previously reserved for such improvements. Leasing gains at Santa Barbara have been slowed by delays in completing the capital improvements and in obtaining the required regulatory licensing to begin leasing the new assisted living units. During the quarter ended May 31, 1996, the Company received the required assisted living licenses. Leasing of the 38 new assisted living units is now underway. Overall occupancy of Villa Santa Barbara had increased to 79% as of the end of the third quarter.

      Management of the Facilities has been provided by AHC from, and in certain cases prior to, the date that the original mortgage loans were made by the Company. In connection with the Settlement Agreement described in Note 1 to the accompanying financial statements, AHC was retained in a property management capacity under a contract with an original expiration date of December 31, 1995. The contract is automatically renewable for successive one-year periods through December 31, 2000, subject to certain limitations. The terms of the management contract provide that AHC will receive a base management fee equal to 5.5% of Gross Operating Revenues of the Senior Housing Facilities, as defined. In addition, under the original terms of the contract, AHC was eligible to earn additional compensation through a 25% participation in excess cash flow or sale or refinancing proceeds above certain specified levels. The thresholds at which AHC would begin to participate in excess cash flow or sale or refinancing proceeds were set at levels which provided that the Company would receive all amounts to which it was originally entitled under the terms of the Exclusivity Agreement on a cumulative basis before such participation began. During the first quarter of fiscal 1996, the Company reached an agreement with AHC regarding certain modifications to the management agreement. In return for making the contract non-cancellable, except for cause, for a one-year period, AHC agreed to waive its rights to any additional compensation to which it might be entitled through the participation interest described above. In addition, the parties agreed to fix the termination fee due to AHC if the agreement is terminated without cause prior to December 31, 2000 at a flat amount. Prior to such agreement, the termination fee was calculated based on a percentage of Gross Operating Revenues of the Senior Housing Facilities for a specified number of months which varied depending on the date of termination and the achievement of certain minimum net operating income levels. The management agreement may be terminated without cause upon 30 days' written notice subsequent to September 15, 1996. The contract may be terminated immediately for cause, which includes failure to meet certain minimum occupancy and rental rate thresholds. If the agreement is terminated without cause prior to December 31, 2000, AHC would be due a termination fee of $750,000. Effective September 1, 1995, the obligations to pay AHC under the terms of the management agreement were transferred to ILM II Lease Corporation. However, the Company has guaranteed the payment of the termination fee described above.

      At May 31, 1996, the Company and its consolidated affiliate had cash and cash equivalents of $1,541,000. Such amounts will be used for the working capital requirements of the Company, along with the possible investment in the Senior Housing Facilities for certain capital improvements and for dividends to the Shareholders. Although the Company, through its consolidated affiliate, has taken title to the operating properties, its liquidity needs are not expected to be significantly different in the near term. The Company had already set aside funds to pay for initial identified capital improvement programs at certain of the Senior Housing Facilities. Future capital improvements could be financed from operations or through borrowings, depending on the magnitude of the improvements, the availability of financing and the Company's incremental borrowing rate. The source of future liquidity and dividends to the Shareholders is expected to be through master lease payments from ILM II Lease Corporation, interest income earned on invested cash reserves and proceeds from the future sales of the underlying operating investment properties. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis. The Company generally will be obligated to distribute annually at least 95% of its taxable income to its Shareholders in order to continue to qualify as a REIT under the Internal Revenue Code.

Results of Operations
Three Months Ended May 31, 1996

   As a result of the restructuring of the Company, as discussed further above and in the notes to the accompanying financial statements, the Company now receives master lease income from ILM II Lease Corporation rather than the revenues from the individual tenants of the Senior Housing Facilities. In addition, under the terms of the master lease, all property operating expenses are now the responsibility of the Lessee. The master lease rental income earned by the Company during the current quarter was $125,000 more than the excess of rental income earned from the Senior Housing Facilities over property operating expenses during the same period in the prior year. The Company's net income increased by $41,000 for the three months ended May 31, 1996, as compared to the same period in the prior year. The increase in net income can be attributed mainly to the increase in master lease rental income referred to above. The increase in master lease rental income was partially offset by an increase in general and administrative expenses of $92,000. General and administrative expenses increased for the third quarter of fiscal 1996 mainly due to an increase in professional fees. Professional fees increased primarily due to legal expenses incurred in connection with the restructuring of the Company, as discussed above.

Nine Months Ended May 31, 1996

   The master lease rental income earned by the Company during the nine months ended May 31, 1996 was $126,000 more than the excess of rental income earned from the Senior Housing Facilities over property operating expenses during the same period in the prior year. Despite this improvement, the Company's net income decreased by $113,000 for the nine months ended May 31, 1996. The decrease in net income can be attributed mainly to an increase in general and administrative expenses of $247,000. General and administrative expenses increased primarily due to an increase in professional fees. Professional fees increased primarily due to legal expenses incurred in connection with the restructuring of the Company, as discussed above.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

       As  previously  disclosed,  the  Company's  management  was  named  as  a defendant in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of interests in the various limited partnership investments and REIT stocks, including those offered by the Company. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to shareholders in Independent Living Mortgage Inc. II.

       In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership investments and REIT stocks, including those offered by the Company. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership and REIT investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages. The eventual outcome of this litigation and the potential impact, if any, on the Company's shareholders cannot be determined at the present time.

       In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests and REIT stocks, including those offered by the Company. The complaint is substantially similar to the complaint in the Abbate action described above, and seeks compensatory damages of $3.4 million plus punitive damages.

       In July 1996, approximately 15 plaintiffs filed an action entitled Barstad v. PaineWebber Inc. in Maricopa County, Arizona Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests and REIT stocks, including those offered by the Company. The complaint is substantially similar to the complaint in the Abbate action described above, and seeks compensatory damages of $752,000 plus punitive damages.

       Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with this litigation. At the present time, the General Partners cannot estimate the impact, if any, of these indemnification claims on the Company's financial statements, taken as a whole.

Item 2. through 5.          NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:              NONE

(b)  Reports on Form 8-K:   NONE

               PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         By: PAINEWEBBER INDEPENDENT LIVING
                               MORTGAGE INC. II





                            By: /s/ Walter V. Arnold
                                Walter V. Arnold
                                Senior Vice President, Chief
                                Financial Officer and Treasurer


Dated:  July 9, 1996