Form 10-K405
period 1996-08-31
PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC II
filed 1996-12-16
CIK 861880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C.  20549
                                          FORM 10-K

    X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

                           FOR FISCAL YEAR ENDED: AUGUST 31, 1996
                                             OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                             For the transition period from to .

                               Commission File Number: 0-18942

                       PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II
                   (Exact name of registrant as specified in its charter)

       Virginia                                           06-1293758
(State of organization)                                (I.R.S. Employer
                                                      Identification No.)

1285 Avenue of the Americas, New York, New York                   10104
    (Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code:          (212) 713-4264
                                                             --------------

Securities registered pursuant to Section 12(b) of the Act:
                                                  Name of  each  exchange on
 Title of each class                                     which registered
        None                                                     None

Securities  registered  pursuant to Section  12(g) of the  Act:

                           Shares of Common Stock, $.01 Par Value
                                      (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ---

     Shares of common stock outstanding as of August 31, 1996: 5,181,236. The aggregate sales price of the shares sold was $51,812,356. This does not reflect market value. There is no current market for these shares.

                             DOCUMENTS INCORPORATED BY REFERENCE
           Documents                                   Form 10-K Reference
Prospectus of registrant dated                         Parts II and IV
August 8, 1990, as supplemented

Current Report on Form 8-K                             Part IV
of registrant dated July 29, 1996

                 PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II
                                 1996 FORM 10-K

                                TABLE OF CONTENTS


Part   I                                                                Page

Item  1       Business                                                   I-1

Item  2       Properties                                                 I-3

Item  3       Legal Proceedings                                          I-4

Item  4       Submission of Matters to a Vote of Security Holders        I-5


Part  II

Item  5       Market for the Registrant's Shares and Related
                 Stockholder Matters                                    II-1

Item  6       Selected Financial Data                                   II-1

Item  7       Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                              II-2

Item  8       Financial Statements and Supplementary Data               II-8

Item  9       Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure                               II-8


Part III

Item  10      Directors and Executive Officers of the Registrant       III-1

Item  11      Executive Compensation                                   III-3

Item  12      Security Ownership of Certain Beneficial Owners
               and Management                                          III-3

Item  13      Certain Relationships and Related Transactions           III-4


Part  IV

Item  14      Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K                                               IV-1

Signatures                                                              IV-2

Index to Exhibits                                                       IV-3

Financial Statements and Supplementary Data                      F-1 to F-19

                                    PART I

Item 1.  Business

   PaineWebber Independent Living Mortgage Inc. II (the "Company") is a finite-life corporation organized on February 5, 1990 in the Commonwealth of Virginia for the purpose of making construction and participating mortgage loans secured by rental housing complexes for independent senior citizens ("Senior Housing Facilities"). On September 12, 1990, the Company commenced a public offering of up to 10,000,000 shares of common stock pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933 (Registration Statement No. 33-33857). On May 10, 1991, the public offering terminated. The Company issued 5,181,236 shares, representing capital contributions of $51,812,356, of which $200,000 represented the sale of 20,000 shares to an affiliate, PaineWebber Group, Inc. ("PaineWebber"). As of November 1, 1996, PaineWebber and its affiliates held 123,527 shares of the Company's common stock. The Company has elected to qualify and be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended, for each taxable year of operations. As a REIT, the Company is allowed a deduction for the amount of dividends paid to its shareholders, thereby effectively subjecting the distributed net income of the Company to taxation at the shareholder level only. In order to qualify as a REIT, the Company must distribute at least 95% of its taxable income on an annual basis and meet certain other requirements.

   The Company originally invested the net proceeds of the initial public offering in six participating mortgage loans secured by Senior Housing Facilities located in five different states. All of the loans made by the Company were originally with Angeles Housing Concepts, Inc. ("AHC"), a company specializing in the development, acquisition and operation of Senior Housing Facilities. The Company entered into an Exclusivity Agreement with AHC and its parent company, Angeles Corporation ("Angeles"), which required AHC to provide the Company with certain specific opportunities to finance Senior Housing Facilities and set forth the terms and conditions of the loans which were made. The loan documents under the aforementioned Exclusivity Agreement called for interest to be paid on construction loans at the rate of 13.3% per annum during the construction period and for Base Interest to be paid on the permanent loans at the rate of 10.3% per annum. In addition to the Base Interest, Additional Interest was to be payable on the permanent loans in an amount equal to 10% of the Gross Revenues of the Senior Housing Facilities, as defined. Under the terms of the amended Exclusivity Agreement, Additional Interest was to be no less than 3% of the aggregate principal amount of all permanent loans outstanding for the entire term of the investments. In the aggregate, the properties securing loans from the Company did not generate sufficient cash flow to cover the debt service payments owed to the Company under the amended terms of the Exclusivity Agreement. To the extent that the properties did not generate sufficient cash flow to make the full payments due under the loan documents, the shortfall was funded by AHC through December 1992. The source of cash to make up these shortfalls was from specified deficit reserve accounts, which had been funded from the proceeds of the mortgage loans, and from contributions by Angeles.

   During the quarter ended February 28, 1993, Angeles announced that it was experiencing liquidity problems that resulted in the inability to meet its obligations. Subsequent to such announcements, AHC defaulted on the regularly scheduled mortgage loan payments due to the Company on March 1, 1993. Subsequent to March 1993, payments toward the debt service owed on the Company's loans were limited to the net cash flow of the operating investment properties. On May 3, 1993, Angeles filed for reorganization under a Chapter 11 Federal Bankruptcy petition filed in the state of California. AHC did not file for reorganization. The Company retained special counsel and held extensive discussions with AHC concerning the default status of its loans. During the fourth quarter of fiscal 1993, a non-binding settlement agreement between the Company, AHC and Angeles was reached whereby ownership of the properties would be transferred from AHC to the Company or its designated affiliates. Under the terms of the Settlement Agreement, the Company released AHC and Angeles from certain obligations under the loans. On April 27, 1994, each of the properties owned by AHC and securing the Loans was transferred (collectively, "the Transfers") to newly-created special purpose corporations affiliated with the Company (collectively, "the Property Companies"). The Transfers had an effective date of April 1, 1994 and were made pursuant to the Settlement Agreement entered into on February 17, 1994 ("the Settlement Agreement") between the Company and AHC which had previously been approved by the bankruptcy court handling the bankruptcy case of Angeles. All of the capital stock of each Property Company was held by ILM II Holding, Inc. ("ILM Holding"), a Virginia corporation. In August 1995, each of the Property Companies merged into ILM Holding. As a result, ownership of the Senior Housing Facilities is now held by ILM Holding, and the Property Companies no longer exist as separate legal entities. The capital stock of ILM Holding is owned by the Company and PWP Holding, Inc. ("PWP Holding"), a wholly-owned subsidiary of PaineWebber Properties Incorporated ("PWPI"). PWPI is a wholly owned subsidiary of PaineWebber Incorporated, which is a wholly owned subsidiary of PaineWebber Group, Inc. ("PaineWebber"). The Company holds substantially all of the economic ownership in ILM Holding, while PWP Holding holds voting control. As part of the fiscal 1994 settlement agreement with AHC, ILM Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement. As discussed further in Item 7, the management agreement with AHC was terminated in July 1996.

   Subsequent to the effective date of the Settlement Agreement with AHC, management investigated and evaluated the available options for structuring the ownership of the properties in order to maximize the potential returns to the existing shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code. To retain REIT status, the Company must ensure that 75% of its annual gross income is received from qualified sources. Under the original investment structure, interest income from the Company's mortgage loans was a qualified source. The properties that are now owned by an affiliate of the Company are Senior Housing Facilities that provide tenants with more services, such as meals, activities, assisted living, etc., than are customary for ordinary residential apartment properties. As a result, a significant portion of the rents paid by the tenants includes income for the increased level of services received by them. Consequently, the rents paid by the tenants likely would not be qualified rents for REIT qualification purposes if received directly by the Company. Therefore, if the Company received such rents directly, it could lose REIT status and be taxed as a regular corporation. After extensive review, the Board of Directors determined that it would be in the best interests of the shareholders for the Company to retain REIT status and master lease the properties to a shareholder-owned operating company. As discussed further in
Item 7, on September 12, 1994 the Company formed a new subsidiary, ILM II Lease Corporation, for the purpose of operating the Senior Housing Facilities. The Senior Housing Facilities were leased to ILM II Lease Corporation effective September 1, 1995 (see Item 7 for a description of the master lease agreement).

      The Company's investments as of August 31, 1996 are described below:

Property Name                                          Date of
and Location (1)           Type of Property            Investment       Size
--------------------       ----------------            ----------     ---------

The Palms
Fort Myers, FL             Senior Housing Facility     7/18/90       204 Units

Crown Villa
Omaha, NE                  Senior Housing Facility     4/25/91       73 Units

Overland Park Place
Overland Park, KS          Senior Housing Facility     4/9/92        137 Units

Rio Las Palmas
Stockton, CA               Senior Housing Facility     5/14/92       162 Units

The Villa at Riverwood
St. Louis County, MO       Senior Housing Facility     5/29/92       119 Units

Villa Santa Barbara (2)
Santa Barbara, CA          Senior Housing Facility     7/13/92       123 Units

(1) See Notes to the Financial Statements filed with this Annual Report for a description of the agreements through which the Company has acquired these real estate investments.

(2) The acquisition and improvement of the Santa Barbara facility was jointly financed by the Company and an affiliated company, PaineWebber Independent Living Mortgage Fund, Inc. (ILM1). Any amounts generated by the operations of the Santa Barbara property are equitably apportioned between the Company, together with its consolidated affiliate, and ILM1, together with its consolidated affiliate (generally 75% and 25%, respectively).

   The Senior Housing Facilities are subject to competition from similar properties in the vicinities in which they are located. The properties are located in areas with significant senior citizen populations and, as a result, there are, and will likely continue to be, a variety of competing projects aimed at attracting senior residents. Such projects will generally compete on the basis of rental rates, services, amenities and location. The Company has no real estate investments located outside the United States. The Company is engaged solely in the business of real estate investment. Therefore, presentation of information about industry segments is not applicable.

   The Company originally expected to liquidate its investments after a period of approximately ten years, although under the terms of its organizational documents property sales may occur at earlier or later dates. The Board of Directors may defer the Company's scheduled liquidation date, if in the opinion of a majority of the Directors, the disposition of the Company's assets at such time would result in a material under-realization of the value of such assets; provided, however, that no such deferral may extend beyond December 31, 2005. The net proceeds of any sale transactions are expected to be distributed to the Shareholders, so that the Company will, in effect, be self-liquidating.

   Subject to the supervision of the Company's Board of Directors, assistance in the management of the business of the Company is provided by PaineWebber ILM Advisor, L.P. (the "Advisor"), a limited partnership comprised of ILM REIT Advisor, Inc., a Virginia corporation, and Properties Associates, L.P., a
Virginia limited partnership. ILM REIT Advisor, Inc. is a wholly owned subsidiary of PWPI. The partners of the Advisor are affiliates of PWI and PaineWebber.

   There are currently five directors of the Company, none of whom is an affiliate of the Advisor. The directors are subject to removal by the vote of the holders of a majority of the outstanding shares. The directors are responsible for the general policies of the Company, but they are not required to personally conduct the business of the Company in their capacities as directors.

   The terms of transactions between the Company and the Advisor and its affiliates are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

Item 2.  Properties

   As of August 31, 1996, the Company has interests in the six operating properties referred to under Item 1 above to which reference is made for the description, name and location of such properties.

   Occupancy figures for each fiscal quarter during 1996, along with an average for the year, are presented below for each property:

                                          Percent Leased At
                              ------------------------------------------------
                                                                       Fiscal
                                                                       1996
                              11/30/95   2/29/96    5/31/96   8/31/96  Average
                              --------   -------    -------   -------  -------

The Palms                      99%       100%       99%       99%       99%

Crown Villa                    98%        97%       96%       99%       98%

Overland Park Place            98%        95%       91%       91%       94%

Rio Las Palmas                 75%        79%       85%       90%       82%

The Villa at Riverwood         95%        95%       93%       94%       94%

Villa Santa Barbara            59%        64%       69%       81%       68%

Item 3.  Legal Proceedings

      On July 29, 1996, ILM II Lease Corporation and ILM II Holding, Inc. ("the Companies") terminated the property management agreement with Angeles Housing Concepts, Inc. ("AHC") covering the six senior housing facilities leased by ILM II Lease Corporation from ILM II Holding, Inc., the Company's consolidated affiliate. The management agreement was terminated for cause pursuant to Sections 1.05 (a) (i), (iii) and (iv) of the agreement. Simultaneously with the termination of the management agreement, the Companies filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. ILM II Lease Corporation and ILM II Holding, Inc. allege that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies. Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an Answer in response to the litigation initiated by the Companies and a Counterclaim against ILM II Holding, Inc. The Counterclaim alleges that the management agreement was wrongfully terminated for cause and requests damages which include the payment of the termination fee in the amount of $750,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, which is the earliest date that the management agreement could have been terminated without cause, and recovery of attorney's fees and expenses. PaineWebber Independent Living Mortgage Inc. II guaranteed the payment of the termination fee at issue in these proceedings. The Companies intend to diligently prosecute the case and to vigorously defend the counterclaims made by AHC. The eventual outcome of this termination dispute cannot presently be determined.

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership interests and common stock, including the securities offered by the Company. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group, Inc. (together, "PaineWebber"), among others, by allegedly dissatisfied investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including PaineWebber Properties Incorporated ("PWPI"), an affiliate of PaineWebber and the parent company of the general partner of the Advisor to the Company. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of common stock of the Company, the defendants
(1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Company's anticipated performance; and (3) marketed the Company to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in the Company also alleged that following the issuance of the Company's stock, the defendants misrepresented financial information about the Company's value and performance. The amended complaint alleged that the defendants violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the Company's stock, as well as disgorgement of all fees and other income derived by PaineWebber from the Company. In addition, the plaintiffs also sought treble damages under RICO.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Company and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement is scheduled to continue in December 1996.

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership investments and REIT stocks, including those offered by the Company. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership and REIT investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages. In September 1996, the court dismissed many of the plaintiffs' claims as barred by applicable securities arbitration regulations.

      In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests and REIT stocks, including those offered by the Company. The complaint is substantially similar to the complaint in the Abbate action described above, and seeks compensatory damages of $3.4 million plus punitive damages.

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

     With respect to the Abbate, Bandrowski and Barstad actions described above, the defendants' time to move against or answer the complaints has not yet expired. In all cases, PaineWebber intends to vigorously contest the allegations of the actions. However, the eventual outcome of this litigation and the potential impact, if any, on the Company's shareholders cannot be determined at the present time. Mediation hearings on the Abbate, Bandrowski and Barstad actions are currently scheduled to be held in December 1996.

     Under certain limited circumstances, pursuant to the Advisor Agreement with the Advisor and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the shareholder litigation matters described above. However, PaineWebber has agreed not to seek indemnification for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, neither PaineWebber nor management of the Company can estimate the impact, if any, of any of the potential indemnification claims on the Company's financial statements, taken as a whole.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

                                   PART II

Item 5.  Market for the Registrant's Shares and Related Stockholder Matters

      During the public offering period, which commenced August 8, 1990 and ended May 10, 1991, the selling price of the shares of common stock was $10 per share. At August 31, 1996 there were 3,537 record holders of the Company's shares. There is no public market for the resale of the shares, and it is not anticipated that a public market will develop.

      The Company has a Distribution Reinvestment Plan designed to enable shareholders to have their dividends from the Company invested in additional shares of the Company's common stock. The terms of the Plan are outlined in detail in the Prospectus, a copy of which Prospectus, as supplemented, in incorporated herein by reference.

      The Company makes quarterly distributions, payable within 45 days after the end of each fiscal quarter, to shareholders of record on the record date for such quarter as determined by the Directors. The Company intends to make distributions to shareholders in an amount equal to at least 95% of its taxable income in order to continue to qualify as a REIT. Reference is made to Item 6 below for the amount of cash dividends paid per share of common stock during fiscal 1996.

Item 6.  Selected Financial Data

               PaineWebber Independent Living Mortgage Inc. II
        For the years ended August 31, 1996, 1995, 1994, 1993 and 1992
                     (in thousands except per unit data)

                         For the years ended August 31,
                       1996 (1)     1995   1994 (2)     1993 (2)   1992 (2)
                       --------     ----   --------     --------   --------

Revenues             $   4,062   $ 11,876  $ 10,937    $ 9,026     $ 4,803

Operating income     $   2,087   $  1,431  $  1,188    $   110     $   869

Gain on sale of mortgage-
   backed security           -          -         -          -     $ 1,100

Gain on sale of Treasury Note-          -         -    $    87           -

Net income           $   2,087   $  1,431   $ 1,188    $   197     $ 1,969

Earnings per
 share of common
 stock               $    0.40   $   0.27   $  0.23    $  0.04    $   0.38

Cash dividends paid
 per share of common
 stock               $    0.50   $   0.43   $  0.40    $  0.70    $   1.00

Total assets         $  33,976   $ 35,552   $35,748    $36,234    $ 40,737

  (1) As discussed further in Item 7, effective September 1, 1995 the operating properties in which the Company has invested were leased by the Company's consolidated affiliate to ILM II Lease Corporation pursuant to a master lease agreement. The master lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs. As a result of the commencement of the master lease, the Company's consolidated gross revenues and expenses declined significantly in fiscal 1996 from prior year levels.

 (2) As a result of certain restructuring plans which the Company began to implement during fiscal 1995 (see Item 7), the financial position and results of operations of the combined operating investment properties in which the Company has invested have been presented on a consolidated basis in the Company's financial statements beginning in fiscal 1995. Prior to fiscal 1995, the Company had accounted for its interests in such properties under the equity method. In order to present comparable financial data, the amounts depicted above have been restated to portray the operating properties on a consolidated basis for all years. The effect of such restatement does not change the net income or earnings per share amounts previously reported. See the Notes to Consolidated Financial Statements of the Company accompanying this Annual Report for a further discussion.

    The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

    The above earnings and cash dividends paid per share of common stock are based upon the 5,181,236 shares outstanding during each year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

   The Company offered shares of its common stock to the public from September 12, 1990 to May 10, 1991 pursuant to a Registration Statement filed under the Securities Act of 1933. Capital contributions of $51,812,356 were received by the Company (including $200,000 contributed by PaineWebber Group, Inc.) and, after deducting selling expenses and offering costs and allowing for adequate cash reserves, approximately $42.9 million was available to be invested in participating first mortgage loans secured by Senior Housing Facilities. The Company originally invested the net proceeds of the initial public offering in six participating mortgage loans secured by Senior Housing Facilities located in five different states. All of the loans made by the Company were originally with Angeles Housing Concepts, Inc. ("AHC"), a company specializing in the development, acquisition and operation of Senior Housing Facilities. As previously reported, AHC defaulted on the regularly scheduled mortgage loan payments due to the Company on March 1, 1993 as a result of the financial problems of its parent company, Angeles Corporation ("Angeles"), which subsequently filed for bankruptcy. In fiscal 1994, a settlement agreement was executed whereby ownership of the properties was transferred from AHC to certain designated affiliates of the Company. Subsequently, these affiliates were merged into ILM II Holding, Inc. ("ILM Holding"). The capital stock of ILM Holding is owned by the Company and PWP Holding, Inc. ("PWP Holding"), a wholly-owned subsidiary of PaineWebber Properties Incorporated ("PWPI"). PWPI is a wholly owned subsidiary of PaineWebber Incorporated, which is a wholly owned subsidiary of PaineWebber Group, Inc. ("PaineWebber"). The Company holds substantially all of the economic ownership in ILM Holding, while PWP Holding holds voting control. As part of the fiscal 1994 settlement agreement with AHC, ILM Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement. As discussed further below, the management agreement with AHC was terminated in July 1996.

      Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the existing shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, ILM II Lease Corporation, for the purpose of operating the Senior Housing Facilities under the terms of a master lease agreement. As of August 31, 1995, ILM II Lease Corporation, which is taxable as a regular C Corporation and not as a REIT, was a wholly-owned subsidiary of the Company. On September 1, 1995, after the Company received the required regulatory approval, it distributed all of the shares of capital stock of ILM II Lease Corporation to the holders of record of the Company's common stock. One share of common stock of ILM II Lease Corporation was issued for each full share of the Company's common stock held. Prior to the distribution, the Company capitalized ILM II Lease Corporation with $500,000 from its existing cash reserves, which was an amount estimated to provide ILM II Lease Corporation with necessary working capital. The master lease agreement, which commenced on September 1, 1995, is initially between the Company's consolidated affiliate, ILM Holding, as owner of the properties and Lessor, and ILM II Lease Corporation as Lessee. The master lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, which expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara property), ILM II Lease Corporation is obligated to pay annual base rent for the use of all of the Facilities in the aggregate amount of $3,548,700 for calendar year 1995 (prorated based on the lease commencement date) and $4,035,600 for calendar year 1996 and each subsequent year. Beginning in January 1997 and for the remainder of the lease term, ILM I Lease Corporation will also be obligated to pay variable rent for each Facility. Such variable rent will be payable quarterly and will equal 40% of the excess, if any, of the aggregate total revenues for the Facilities, on an annualized basis, over $13,021,000.

      The assumption of ownership of the properties through ILM Holding, which is presently a regular C corporation for tax purposes, has resulted in a possible future tax liability which would be payable upon the ultimate sale of the properties (the "built-in gain tax"). The amount of such tax would be calculated based on the lesser of the total net gain realized from the sale transaction or the portion of the net gain realized upon a final sale which is attributable to the period during which the properties were held by in a C corporation. The final phase of the Company's restructuring plans involves the conversion of ILM Holding to a REIT for tax purposes. Certain changes to the ownership structure of ILM Holding which are necessary in order for ILM Holding to qualify as a REIT under the Internal Revenue Code are expected to be made in time for ILM Holding to elect REIT status in conjunction with the filing of its calendar 1996 federal tax return. Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM Holding to a REIT would not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the properties were to be held for a period of at least 10 years from the date of the conversion of ILM Holding to a REIT. However, since the end of the Company's original anticipated holding period is less than 5 years away, the properties are not expected to be held for an additional 10 years. The Board of Directors may defer the Company's scheduled liquidation date, if in the opinion of a majority of the Directors, the disposition of the Company's assets at such time would result in a material under-realization of the value of such assets; provided, however, that no such deferral may extend beyond December 31, 2005. Based on management's current estimate of the increase in the values of the properties which has occurred since April 1994, as supported by independent appraisals, ILM Holding would incur a sizable tax if the properties were sold. Based on these current estimated market values of the operating investment properties, a sale at such values prior to the end of the 10-year holding period could result in a built-in gain tax of as much as $2.3 million. As the holder of a 99% economic interest in ILM Holding, the burden of this built-in gain tax would be primarily borne by the Company.

      As the Company has previously disclosed, the Company's restructuring plans involve the transfer of ownership of the Senior Housing Facilities, along with the related leasehold interests, to the Company or its wholly-owned subsidiary. The REIT requirements had previously restricted the Company from owning more than a minimum amount of voting stock in ILM Holding. Since ILM Holding will be a REIT effective as of January 1, 1996, these restrictions are no longer applicable to the Company. The restructuring plans are consistent with the Company's consolidated accounting policy and would allow greater flexibility to provide future liquidity to the Company and its shareholders. In accordance with these restructuring plans and in connection with the conversion of ILM Holding to a REIT, on November 21, 1996, the Company requested that PWPI cause PWP Holding to sell all of the stock held by PWP Holding in ILM Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM Holding represented by the stock and that the sale be completed as soon as possible. PWPI has not taken a position with respect to this request. Should PWPI determine not to agree to the Company's request to comply with the previously disclosed restructuring plans, the Company will consider any and all courses of action available to it with respect to PWPI.

      ILM Holding has acquired the respective operating properties subject to, and assumed the obligations under, the mortgage loans payable to the Company, pursuant to the Settlement Agreement with AHC. The principal balance of each loan was modified to reflect the estimated fair value of the related operating property as of the date of the transfer of ownership. The modified loans require interest-only payments on a monthly basis at a rate of 7% from April 1, 1994 through December 1, 1994, 9% for the period from January 1 through December 31, 1995, 11% for the period January 1 through December 31, 1996, 12% for the period January 1 through December 31, 1997, 13% for the period January 1 through December 31, 1998, 13.5% for the period January 1, 1999 through December 31, 1999 and 14% for the period January 1, 2000 through maturity. Since ILM Holding is consolidated with the Company in the accompanying financial statements, the mortgage loans and related interest expense have been eliminated in consolidation. Because the ownership of the assets of ILM Holding was expected to be transferred to the Company or its wholly-owned subsidiary, ILM Holding was capitalized with funds to provide it with working capital only for a limited period of time. At the present time, ILM Holding is not expected to have sufficient cash flow during fiscal 1997 to (i) meet its obligations to make the debt service payments due under the loans, (ii) pay for capital improvements and structural repairs in accordance with the terms of the master lease, and (iii) pay for costs that may be incurred in defending AHC's Counterclaim against ILM Holding, as discussed further below. The liquidation of ILM Holding in connection with the Company's restructuring plans would eliminate the existence of the outstanding mortgage loans between the Company and ILM Holding. If, however, the Company is unable to complete its restructuring plans due to PWPI's refusal to cause PWP Holding to sell to the Company its voting stock in ILM Holding, the Company may incur substantial additional costs and suffer other adverse consequences.

      On July 29, 1996, ILM II Lease Corporation and ILM Holding ("the Companies") terminated the property management agreement with AHC covering the eight senior housing facilities leased by ILM II Lease Corporation from ILM Holding. The management agreement was terminated for cause pursuant to the terms of the contract. Simultaneously with the termination of the management agreement, the Companies filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. ILM II Lease Corporation and ILM Holding allege that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies. Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an Answer in response to the litigation initiated by the Companies and a Counterclaim against ILM Holding. The Counterclaim alleges that the management agreement was wrongfully terminated for cause and requests damages which include the payment of the termination fee in the amount of $750,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, which is the earliest date that the management agreement could have been terminated without cause, and recovery of attorney's fees and expenses. PaineWebber Independent Living Mortgage Inc. II guaranteed the payment of the termination fee at issue in these proceedings. The Companies intend to diligently prosecute the case and to vigorously defend the counterclaims made by AHC. The eventual outcome of this termination dispute cannot presently be determined. Accordingly, no provision for any liability which might result from the Company's guaranty of the termination fee has been recorded in the accompanying financial statements.

      ILM II Lease Corporation has retained Capital Senior Management 2, Inc. ("Capital") of Dallas, Texas to be the new manager of the Senior Housing Facilities pursuant to a Management Agreement which commenced on July 29, 1996. Under the terms of the Agreement, Capital will earn a Base Management Fee equal to 4% of the Gross Operating Revenues of the Senior Housing Facilities, as defined. Capital will also be eligible to earn an Incentive Management Fee equal to 25% of the amount by which the average monthly Net Cash Flow of the Senior Housing Facilities, as defined, for the twelve month period ending on the last day of each calendar month exceeds a specified Base Amount. Each August 31, beginning on August 31, 1997, the Base Amount will be increased annually based on the percentage increase in the Consumer Price Index. PaineWebber Independent Living Mortgage Inc. II has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement.

      The six properties in which the Company has invested averaged 93% occupancy as of August 31, 1996. As previously reported, a property renovation and assisted-living conversion program has been in progress at Villa Santa Barbara for the past two years. Phase one of the renovations at the Santa Barbara facility, which was completed during fiscal 1995, included renovation of the lobby, dining room, library, activities room, television and game room and the laundry rooms. Phase two of the renovation program, which was substantially completed during the first quarter of fiscal 1996, involved interior unit improvements, hallway upgrades and the conversion of existing studio units to assisted living units. The total cost of the renovation program was approximately $1.2 million, which has been funded 75% by the Company and 25% by PaineWebber Independent Living Mortgage Fund, Inc. ("ILM1") from funds previously reserved for such improvements. Leasing gains at Villa Santa Barbara have been slowed by delays in completing the capital improvements and in obtaining the required regulatory licensing to begin leasing the new assisted living units. During the quarter ended May 31, 1996, ILM II Lease Corporation received the required assisted living licenses. Leasing of the 38 new assisted living units is now well underway. Overall occupancy of Villa Santa Barbara averaged 81% for the fourth quarter of fiscal 1996.

      The Company's net operating cash flow is expected to be relatively stable and predictable now that the master lease structure is in place. The annual base rental payments owed to ILM Holding increased to $4,035,600 effective January 1, 1996 and will remain at that level for the remainder of the lease term. In addition, the Senior Housing Facilities are currently generating gross revenues which are slightly in excess of the specified threshold in the variable rent calculation, as discussed further above, which becomes effective in January 1997. Accordingly, the Company expects that ILM Holding will receive variable rent payments in fiscal 1997. As a result of the status of the Company's net operating cash flow under the current master lease arrangement, the Company is expected to be able to increase its quarterly dividend payment from $0.125 per share to $0.1625 per share effective with the dividend to be paid in January 1997 for the quarter ended November 30, 1996. This expected increase would raise the dividend payment to the equivalent of a 6.5% annual return on the original offering price of the Company's common stock. As noted above, ILM Holding, as Lessor, is responsible for capital improvements and structural repairs to the Senior Housing Facilities. Management is currently reviewing with the new property management team annual operating budgets and capital expenditure plans which include an ongoing program to replace air-conditioning units at the Santa Barbara facility, planned roof repairs at Overland Park Place and The Palms and the completion of a program to upgrade the common areas at the Rio Las Palmas property. In addition, management plans to continue its investigation of the potential for the expansion of the assisted living capacities of the properties in certain markets where demand for assisted living units is particularly high. Depending on the extent of any assisted living expansions deemed appropriate, such plans could result in the need for substantial capital improvement funds.

      At August 31, 1996, the Company had cash and cash equivalents of $1,694,000. Such amounts will be used for the working capital requirements of the Company, along with the possible investment in the properties owned by the Company's consolidated affiliate for certain capital improvements, and for dividends to the shareholders. Future capital improvements could be financed from operations or through borrowings, depending on the magnitude of the improvements, the availability of financing and the Company's incremental borrowing rate. The source of future liquidity and dividends to the shareholders is expected to be through master lease payments from ILM II Lease Corporation, interest income earned on invested cash reserves and proceeds from the future sales of the underlying operating investment properties. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis. The Company generally will be obligated to distribute annually at least 95% of its taxable income to its Shareholders in order to continue to qualify as a REIT under the Internal Revenue Code.

Results of Operations
1996 Compared to 1995

      Net income increased by $656,000 for fiscal 1996 when compared to the prior year. A primary reason for this increase in net income is the commencement of the master lease between the Company's consolidated affiliate and ILM II Lease Corporation effective September 1, 1995, as discussed further above and in the notes to the accompanying financial statements. The Company, through its consolidated affiliate, now receives master lease rental income from ILM II Lease Corporation rather than the revenues from the individual tenants of the Senior Housing Facilities. In addition, under the terms of the master lease, all property operating expenses are now the responsibility of the Lessee. The master lease rental income earned by the Company during fiscal 1996 was $305,000 more than the excess of rental income earned from the Senior Housing Facilities over property management fees and property operating expenses during the prior year. In addition, net income increased as a result of decreases in professional fees and management and advisory fees. Professional fees decreased by $290,000 as a result of the significant amount of legal and tax advisory services incurred in the prior year in connection with the evaluation, selection and implementation of the master lease property ownership structure described above. Management and advisory fees decreased by $83,000 as a result of the advisory fees charged to the Company's consolidated affiliate during fiscal 1995. Such fees were equal to 0.5% of the Gross Operating Revenues of the Senior Housing Facilities. These advisory fees were no longer charged to ILM Holding effective September 1, 1995 upon the commencement of the master lease.

      A decrease of $29,000 in interest income partially offset the favorable changes to net income described above. Interest income decreased due to a decline in the average amount of cash and cash equivalents outstanding when compared to the prior year. The decline in outstanding cash reserves was primarily the result of the Company's funding of the $500,000 initial working capital investment in ILM II Lease Corporation on September 1, 1995.

1995 Compared to 1994

      The Combined Facilities generated rental revenues of $11,789,000 for fiscal 1995, as compared to $10,863,000 for the prior year. This increase of $926,000, or 9%, was the primary reason that the Company's net income improved from $1,188,000 for fiscal 1994 to $1,431,000 for fiscal 1995. The increase in rental revenues was mainly the result of increased occupancy at Villa Santa Barbara and an increase in effective rental rates at certain of the Facilities. Overall portfolio occupancy increased slightly from an average of 87% for fiscal 1994 to 88% for fiscal 1995. The biggest leasing gain was achieved at Villa Santa Barbara, which despite its slower than anticipated leasing pace, did improve from an average occupancy of 48% for fiscal 1994 to an average occupancy of 59% for fiscal 1995. In addition, slight leasing gains were achieved at the Overland Park and Riverwood properties during fiscal 1995. Average occupancy at Overland Park improved to 96% for fiscal 1995 from an average level of 95% for the prior year. Likewise, average occupancy at Riverwood increased to 96% from 95% over the same period. The occupancy level at the Rio Las Palmas property dropped during fiscal 1995 to an average of 73% from a level of 75% for the prior year. With the exception of Rio Las Palmas and Villa Santa Barbara, the other four properties all maintained average occupancy levels of 95% or better during each of the past two years. However, revenues were up at these stabilized properties in fiscal 1995 because management was able to implement rental rate increases while maintaining stable occupancy levels.

      Property operating expenses increased by $384,000, or 5%, for fiscal 1995, partially offsetting the improvement in revenues. The increase in property operating expenses was primarily attributable to higher variable food service, housekeeping, activities and assisted living costs associated with the overall increase in the portfolio occupancy level. However, the change in property operating expenses also reflected a decrease in marketing costs at certain of the Facilities that had achieved stabilized occupancy levels and the effects of certain operating efficiencies implemented at most of the Facilities subsequent to the transfers of ownership to the Property Companies. Increases in management and advisory fees and professional fees for fiscal 1995, aggregating $232,000, also served to offset the increase in revenues from the Senior Housing Facilities. Management and advisory fees increased as a result of the new advisory agreement between ILM Holding and an affiliate of PWPI. Such agreement, which was effective from April 1, 1994 through August 31, 1995, called for fees equal to 0.5% of the Gross Operating Revenues of the Facilities in return for certain administrative services. Professional fees increased mainly as a result of certain legal and tax advisory services required in connection with the evaluation, selection and implementation of the master lease property ownership structure described above.

1994 Compared to 1993

      The transfer of ownership of the Senior Housing Facilities in fiscal 1994 resulted in no gain or loss recognition by the Company for financial reporting purposes. As previously reported, under generally accepted accounting principles, the Company had always accounted for its investments in acquisition and construction loans under the equity method, as if such investments were equity interests in a joint venture. Accordingly, the carrying values of such investments had been reduced from inception by non-cash depreciation charges and by payments from AHC, prior to the default in fiscal 1993, in excess of the net cash flow generated by the Senior Housing Facilities received pursuant to the guaranty agreement between the Company and AHC. As a result of this accounting treatment, the carrying values of the Company's investments had been reduced below management's estimate of the fair market value of the Senior Housing Facilities as of the effective date of the transfer of ownership. Accordingly, for financial reporting purposes the Company continued to employ its historical cost basis in accounting for these investments subsequent to the Transfers and continued to record its share of the operating results of the properties in its statement of income. For federal income tax purposes, the investments had always been carried at the contractually stated principal balances of the participating mortgage loans. For tax purposes only, a loss was recognized by the Company in 1994 in the amount by which the stated principal balances of the loans were reduced as of the date of the transfer of ownership.

      The Company's net income increased by approximately $990,000 for fiscal 1994, as compared to fiscal 1993. This favorable change in net income was mainly due to an increase in the combined rental revenues of the Company's Senior Housing Facilities and a decrease in depreciation expense. The increase in rental revenues was attributable to the lease-up achieved at certain of the Facilities and the reduction in rental concessions used at the Facilities that have achieved stabilized occupancy levels. Combined revenues increased by approximately $2,084,000, or more than 23%, in fiscal 1994, which exceeded the increase in combined property operating expenses and property management fees. Average portfolio occupancy increased from 75% for the year ended June 30, 1993 to 85% for the year ended June 30, 1994. Significant leasing gains were achieved at all six of the Facilities over this two-year period. The biggest leasing gains were achieved at The Palms, Crown Villa and Rio Las Palmas, each of which experienced a better than 20-point improvement in occupancy levels during this two-year span. The decrease in depreciation expense, of approximately $138,000, resulted from the reduction in the carrying values of the Facilities upon the assumption of title by the Property Companies. The Property Companies recorded the depreciable basis of the properties based on the historical cost basis of the Company's investments in the operating properties as of April 1, 1994. Such basis was significantly lower than the historical cost basis of AHC, mainly due to the reduction in basis recognized by the Company as a result of payments made by AHC pursuant to its guaranty agreement with the Company. As noted above, the Company's net historical cost basis was lower than management's estimate of the fair market value of the investment properties as of the effective date of the transfer of ownership.

   The favorable change in the operating results of the Senior Housing Facilities during fiscal 1994 was partially offset by an increase in professional fees of $187,000 and a decrease in interest income of $173,000. The decrease in interest income resulted from the Company's temporary investment during fiscal 1993 in a United States Government Treasury Note, which was sold in August of 1993 at a gain of approximately $87,000. The increase in professional fees was primarily due to legal fees related to the AHC loan defaults and management's efforts to protect the Company's interest in the underlying collateral. This was partially offset by a reduction in management fee expense. Management fee expense decreased by approximately $32,000 in fiscal 1994 due to the reduction in the quarterly dividend, beginning with the quarter ended February 28, 1993, from $0.25 per share to $0.10 per share. The dividend reduction, resulting from the circumstances described above with respect to the loan defaults, reduced the shareholders' rate of return on original shareholders' equity to below 10% per annum. Despite subsequent increases in the quarterly dividend rates, the rate of return remains below this 10% threshold on original equity. Accordingly, the Advisor has not earned any incentive management fees since the first quarter of fiscal 1993.

Inflation

      The Company completed its fifth full year of operations in fiscal 1996. The effects of inflation and changes in prices on the Company's operating results to date have not been significant.

      Inflation in future periods is likely to cause increases in the Company's expenses, which may be partially offset by increases in revenues from the Company's investments in the Senior Housing Facilities. Under the terms of the master lease, as discussed further above, the Company, through its consolidated affiliate, ILM Holding, will earn additional rental income based on increases in the gross revenues of the related operating properties beginning in January 1997. Such gross revenues may tend to rise with inflation since the rental rates on the tenant leases, which are short-term in nature, can be adjusted to keep pace with inflation as market conditions allow.

Item 8.  Financial Statements and Supplementary Data

      The financial statements and supplementary data are included under Item 14 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

      There are currently five directors of the Company, none of whom is an affiliate of the Advisor. The directors are subject to removal by the vote of the holders of a majority of the outstanding shares. The directors are responsible for the general policies of the Company, but they are not required to personally conduct the business of the Company in their capacities as directors.

      (a) and (b) The names and ages of the directors and executive officers of the Company are as follows:

                                                                     Date
                                                                     elected
  Name                        Office                     Age         to Office
  ----                        ------                     ---         ---------

Lawrence A. Cohen       President, Chief Executive
                         Officer and Director            43           5/15/91
Jeffry R. Dwyer         Director                         50           2/12/90*
J. William Sharman, Jr. Director                         56           2/12/90*
Carl J. Schramm         Director                         50           12/5/96
Julien G. Redele'       Director                         61           12/5/96
Walter V. Arnold        Senior Vice President, Chief
                          Financial Officer
                          and Treasurer                  49           2/12/90*
James A. Snyder         Senior Vice President            51           7/06/92
C. David Carlson        Vice President                   48           12/11/95
Dorothy F. Haughey      Secretary                        70           2/12/90*

*  The date of incorporation of the Company.

    (c) ILM REIT Advisor, Inc., the general partner of the Advisor, assists the directors and officers of the Company in the management and control of the Company's affairs. ILM REIT Advisor, Inc. is a wholly-owned subsidiary of PaineWebber Properties Incorporated ("PWPI"). The principal executive officers of ILM REIT Advisor, Inc. are as follows:

      Name                      Office                        Age
      ----                      ------                        ---

Bruce J. Rubin          President and Chief Executive Officer  37
Walter V. Arnold        Senior Vice President, Chief
                          Financial Officer and Treasurer      49
James A. Snyder         Senior Vice President                  51
C. David Carlson        Vice President                         48

    (d) There is no family relationship among any of the foregoing directors or officers. All of the foregoing directors and officers of the Company have been elected to serve until the Company's next annual meeting.

    (e) The business experience of each of the directors and executive officers of the Company and ILM REIT Advisor, Inc. is as follows:

      Lawrence A. Cohen has served as President, Chief Executive Officer and Director of the Company since 1991. Mr. Cohen is also Vice Chairman and Chief Financial Officer of Capital Senior Living Corp., an affiliate of Capital Senior Management 2, Inc., which is the company that was contracted by ILM II Lease Corporation in July 1996 to perform property management services for the Senior Housing Facilities in which the Company has invested. Mr. Cohen joined Capital Senior Living Corp. in November 1996. Mr. Cohen was President and Chief Executive Officer of PWPI until August 1996. Mr. Cohen joined PWPI in January 1989 as its Executive Vice President and Director of Marketing and Sales. Mr. Cohen is also a member of the board of directors of PaineWebber Independent Living Mortgage Fund, Inc. (ILM I), ILM I Lease Corporation, ILM II Lease Corporation and Retail Property Investors, Inc. (RPI). Mr. Cohen received his LL.M (in Taxation) from New York University School of Law and his J.D. degree from St. John's University School of Law. Mr. Cohen received his B.B.A. degree in accounting from George Washington University. He is a member of the New York Bar and is a Certified Public Accountant.

      Jeffry R. Dwyer has served as a director of the Company since its inception in 1990. Mr. Dwyer is a partner with the law firm of Akin, Gump, Straus, Hauer & Feld in the District of Columbia, which he joined in 1993. Prior to joining Akin, Gump, Straus, Hauer & Feld, Mr. Dwyer was a partner with the law firm of Morrison & Foerster from 1989 to 1993. Immediately prior to joining Morrison & Foerster, Mr. Dwyer was a partner with the law firm of Lane & Edson. Mr. Dwyer also presently serves as a director of ILMI, ILM I Lease Corporation and ILM II Lease Corporation. Mr. Dwyer has written several books on real estate financing and taught Real Estate Planning as an Adjunct Professor at the Georgetown University Law Center. Mr. Dwyer graduated from Georgetown University and received his law degree from the Georgetown University Law Center.

    J. William Sharman, Jr. has served as a director of the Company since its inception in 1990. Mr. Sharman is the Chairman of the Board and President of Lancaster Hotel Management, L.C., a hotel management company, and Bayou
Equities, Inc., a hotel development company. Mr. Sharman served for ten years as Chairman of the Board and President of The Lancaster Group, Inc., a real estate development firm based in Houston, Texas, which is the predecessor of Lancaster Hotel Management, L.C. and Bayou Equities, Inc. Mr. Sharman is Vice Chairman of Small Luxury Hotels, Ltd. of the United Kingdom, an international hotel marketing and reservations firm. Mr. Sharman also presently serves as a director of ILMI and RPI. He has a Bachelor of Science degree in Civil Engineering from the University of Notre Dame.

    Carl  J.  Schramm  was  appointed  to fill a  newly  created  seat on the
Company's  Board  of  Directors  as of  December  5,  1996.  Mr.  Schramm  is
President of Greenspring Advisors, Inc., a consulting and investment advisory firm serving clients in the managed care, health insurance and health information industries. From 1993 to 1995, Mr. Schramm served as Executive Vice President of Fortis, Inc., a diversified insurance and financial services company. From 1987 through 1992, Mr. Schramm was President of the Health Insurance Association of America, the national trade association of commercial health underwriters. Mr. Schramm currently serves on the boards of HCIA, Inc., LifeRate Systems, Inc., the Rochdale Insurance Group, Physicians Health Corporation and Madison Information Technologies. Mr. Schramm holds a Ph.D. in Economics from the University of Wisconsin and received his J.D. from Georgetown University.

    Julien G. Redele' was appointed to fill a newly created seat on the Company's Board of Directors as of December 5, 1996. Mr. Redele' is one of the original founders of SFRE, Inc., a Dutch owned real estate investment and development firm which has served since 1963 as advisor to Dutch institutional, corporate and individual investors active in the United States. Mr. Redele' serves as a director of the Island Preservation Partnership. Mr. Redele' attended Westersingel Business School, Rotterdam, where he studied economics, law and finance.

    Bruce J. Rubin was named President and Chief Executive Officer of PWPI in August 1996. Mr. Rubin joined PaineWebber Real Estate Investment Banking in November 1995 as a Senior Vice President. Prior to joining PaineWebber, Mr. Rubin was employed by Kidder, Peabody and served as President for KP Realty Advisers, Inc. Prior to his association with Kidder, Mr. Rubin was a Senior Vice President and Director of Direct Investments at Smith Barney Shearson. Prior thereto, Mr. Rubin was a First Vice President and a real estate workout specialist at Shearson Lehman Brothers. Prior to joining Shearson Lehman Brothers in 1989, Mr. Rubin practiced law in the Real Estate Group at Willkie Farr & Gallagher. Mr. Rubin is a graduate of Stanford University and Stanford Law School.

    Walter V. Arnold is a Senior Vice President, Chief Financial Officer and Treasurer of the Company and Senior Vice President and Chief Financial Officer of PWPI which he joined in October 1985. Mr. Arnold joined PWI in 1983 with the acquisition of Rotan Mosle, Inc. where he had been First Vice President and Controller since 1978, and where he continued until joining PWPI. Mr. Arnold is a Certified Public Accountant licensed in the state of Texas.

    James A. Snyder is a Senior Vice President of the Company and a Senior Vice President of PWPI. Mr. Snyder re-joined PWPI in July 1992 having served previously as an officer of PWPI from July 1980 to August 1987. From January 1991 to July 1992, Mr. Snyder was with the Resolution Trust Corporation, where he served as the Vice President of Asset Sales prior to re-joining PWPI. From February 1989 to October 1990, he was President of Kan Am Investors, Inc., a real estate investment company. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief Financial Officer of Southeast Regional Management Inc., a real estate development company.

    C. David Carlson is a Vice President of the Company and a Vice President of PWPI which he joined in December 1995. From 1987 through 1995, Mr. Carlson was an officer in Belmont Properties, Inc., a Boston-based real estate investment, development and advisory firm. Mr. Carlson graduated from the University of Minnesota in 1977 and received a Master of Science in Real Estate Development degree from the Massachusetts Institute of Technology in 1986.

    Dorothy F. Haughey is Secretary of the Company, Assistant Secretary of PaineWebber and Secretary of PWI and PWPI. Ms. Haughey joined PaineWebber in 1962.

    (f) None of the directors and officers was involved in legal proceedings which are material to an evaluation of his or her ability or integrity as a director or officer.

    (g) Compliance With Exchange Act Filing Requirements: The Securities Exchange Act of 1934 requires the officers and directors of the Company, and persons who own more than ten percent of the Company's outstanding common stock, to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent beneficial holders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

    Based solely on its review of the copies of such forms received by it, the Company believes that, during the year ended August 31, 1996, all filing requirements applicable to its officers and directors and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

    The Company's Independent Directors each receive an annual fee of $12,000 and reimbursement for expenses incurred in attending meetings and as a result of other work performed for the Company. With the exception of Lawrence A. Cohen beginning in August 1996, the officers of the Company are also officers of PWPI and receive compensation from PWPI which indirectly relates to services to the Company. In addition, the Company is required to pay certain fees to the Advisor as described in Item 13.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    (a) As of the date hereof, no person of record owns or is known by the Registrant to own beneficially more than five percent of the outstanding shares of common stock of the Company.

     (b) The following table sets forth the ownership of shares owned directly or indirectly by the Directors and principal officers of the Company as of August 31, 1996:

                                                   Amount
                                                   Beneficially    Percent
Title of Class          Name of Beneficial Owner   Owned           of Class
--------------          ------------------------   -----           --------

Shares of               Lawrence A. Cohen         540 Shares       Less than 1%
Common Stock,
$.01 par value

Shares of               All Directors and         540 Shares       Less than 1%
Common Stock,           Officers of the Company,
$.01 par value          as a group

    (c) There exists no arrangement, known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.  Certain Relationships and  Related Transactions

      Subject to the supervision of the Company's Board of Directors, assistance with the management of the business of the Company is provided by PaineWebber ILM Advisor, L.P. (the "Advisor"), a limited partnership comprised of ILM REIT Advisor, Inc., a Virginia corporation, and Properties Associates, L.P. ("PA"), a Virginia limited partnership. ILM REIT Advisor, Inc. is a wholly owned subsidiary of PaineWebber Properties Incorporated ("PWPI"). In addition, the limited partners and holders of certain assignee interests of PA are or have been also officers of PWPI. PWPI is a wholly owned subsidiary of PaineWebber Incorporated ("PWI"). PWI is a wholly owned subsidiary of PaineWebber Group Inc., ("PaineWebber").

      For its services in finding and recommending investments, PWPI received a mortgage placement fee equity to 2% of the capital contributions of the company. Mortgage placement fees totalling $1,036,248 were earned by PWPI during the Company's investment acquisition period. In connection with construction loans, a construction loan administration fee of 1% of each construction loan was paid by AHC to PWPI or its affiliates for administering such loan. In connection with acquisition loans, a due diligence fee of 1% of the principal amount of each such loan was paid by AHC to PWPI for conducting due diligence activities. Loan administration and due diligence fees totalling $425,141 were paid to PWPI during the Company's investment acquisition period.

      AHC received an investment fee for providing the Company with the opportunity to invest the available proceeds of the offering in loans. The investment fee is an amount equal to 0.75% of the offering proceeds, and was payable on the date of the Initial Closing. Investment fees earned by AHC totalled $388,603.

      AHC received a research and analysis fee in connection with the offering equal to 1% of the capital contributions for identifying and analyzing development and acquisition opportunities for Senior Housing Facilities and for reimbursements of certain expenses associated with those activities. The research and analysis fee paid to AHC totalled $518,123.

      The Advisor will be entitled to receive 1% of Disposition Proceeds, as defined, until the shareholders have received dividends of Net Cash equal to their Adjusted Capital Investments, as defined, plus a 12% non-compounded annual return on their Adjusted Capital Investments; all Disposition Proceeds thereafter until the Advisor has received an aggregate of 5% of Disposition Proceeds; and, thereafter, 5% of Disposition Proceeds.

      Under the Advisory Agreement, the Advisor has specific management responsibilities; to perform day-to-day operations of the Company and to act as the investment advisor and consultant for the Company in connection with general policy and investment decisions. The Advisor will receive an annual Base Fee and an Incentive Fee of 0.25% and 0.25%, respectively, of the capital contributions of the Company, as defined, as compensation for such services. Incentive Fees are subordinated to shareholders' receipt of distributions of net cash sufficient to provide a return equal to 10% per annum. The Advisor earned base management fees totalling $130,000 for the year ended August 31, 1996. Payment of incentive management fees was suspended effective April 15, 1993 in conjunction with a reduction in the Company's quarterly dividend payments.

      The Advisor and its affiliates are reimbursed for their direct expenses relating to the offering of Shares, the administration of the Company and the acquisition and operations of the Company's real estate investments.

      An affiliate of the Advisor performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Company. Total costs incurred by this affiliate in providing these services are allocated among several entities, including the Company. Included in general and administrative expenses on the accompanying statement of income for the year ended August 31, 1996 is $107,000, representing reimbursements to this affiliate for providing such services to the Company.

      Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") provides cash management services with respect to the Company's cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned $6,000 (included in general and administrative expenses) for managing the Company's cash assets during fiscal 1996. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

                                   PART IV



Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a)    The following documents are filed as part of this report:

           (1) and (2)  Financial Statements and Schedules:

                   The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Financial Statements and Financial Statement Schedules at page F-1.

           (3)     Exhibits:

                   The exhibits listed on the accompanying index to exhibits at page IV-3 are filed as part of this Report.

    (b) The Company filed a Current Report on Form 8-K dated July 29, 1996 reporting the termination by ILM II Lease Corporation of the property management agreement with Angeles Housing Concepts, Inc. and the retention of Capital Senior Management 2, Inc. as the new property manager.

    (c)    Exhibits:

                   See (a)(3) above.

    (d)    Financial Statement Schedules:

                   The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Financial Statements and Financial Statement Schedules at page F-1.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          PAINEWEBBER INDEPENDENT
                                          LIVING MORTGAGE INC. II



                                          By: /s/ Lawrence A. Cohen
                                             ----------------------
                                             Lawrence A. Cohen
                                             President and Chief Executive
                                             Officer


                                          By: /s/ Walter V. Arnold
                                             ---------------------
                                             Walter V. Arnold
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (additionally functioning as
                                             chief accounting officer)

Dated:  December 13, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacity and on the dates indicated.


By:/s/ Lawrence A. Cohen                        Date:December 13, 1996
   --------------------------------                  -----------------
   Lawrence A. Cohen
   Director


By:/s/ Jeffry R. Dwyer                          Date:December 13, 1996
   --------------------------------                  -----------------
   Jeffry R. Dwyer
   Director


By:/s/ J. William Sharman, Jr.                  Date:December 13, 1996
   -------------------------------                   -----------------
   J. William Sharman, Jr.
   Director


By:-------------------------------              Date:-----------------
   Carl J. Schramm
   Director


By:------------------------------               Date:-----------------
   Julien G. Redele'
   Director

                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

               PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II


                              INDEX TO EXHIBITS


                                                      Page   Number   in  the
Exhibit No.    Description of Document                Report or Other Reference
------------   -----------------------------------    ------------------------

(3) and (4)    Prospectus   of   the   Registrant     Filed      with     the
               dated                                  Commission  pursuant to
               August 8, 1990,  as  supplemented,     Rule     424(c)     and
               with  particular  reference to the     incorporated  herein by
               Restated      Certificate      and     reference.
               Agreement of Limited Partnership.

(10) Material contracts previously Filed with the filed as exhibits to registration Commission pursuant statements and amendments thereto to Section 13 or of the registrant together with 15(d) of the all such contracts filed as Securities Exchange exhibits of previously filed Act of 1934 and Forms 8-K and Forms 10-K are incorporated herein
               hereby   incorporated   herein  by     by reference.
               reference.

               Contracts regarding retention by Filed as Exhibits 1 ILM II Lease Corporation of and 2 to the Current
               Capital   Senior   Management   2,     Report   on  Form  8-K
               Inc., as property manager.             dated  July  29,  1996
                                                      and       incorporated
                                                      herein by reference.


(13)           Annual Reports to Stockholders         No Annual  Report  for
                                                      the year ended  August
                                                      31,   1996   has  been
                                                      sent       to      the
                                                      Stockholders.       An
                                                      Annual  Report will be
                                                      sent       to      the
                                                      Stockholders
                                                      subsequent   to   this
                                                      filing.

(27)           Financial Data Schedule                Filed   as  the   last
                                                      page     of      EDGAR
                                                      submission   following
                                                      the          Financial
                                                      Statements         and
                                                      Financial    Statement
                                                      Schedule  required  by
                                                      Item 14.

                          ANNUAL REPORT ON FORM 10-K
                       Item 14(a)(1) and (2) and 14(d)

               PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                      Reference

PaineWebber Independent Living Mortgage Inc. II:

   Report of independent auditors                                          F-2

   Consolidated balance sheets as of August 31, 1996 and 1995              F-3

   Consolidated  statements  of income for the years  ended
     August 31,  1996, 1995 and 1994                                       F-4

   Consolidated  statements of changes in  shareholders'  equity
     for the years ended August 31, 1996, 1995 and 1994                    F-5

   Consolidated  statements of cash flows for the years ended
     August 31, 1996, 1995 and 1994                                        F-6

   Notes to consolidated financial statements                              F-7

   Schedule III - Real Estate and Accumulated Depreciation                F-18




   Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

                        REPORT OF INDEPENDENT AUDITORS



The Shareholders of
PaineWebber Independent Living Mortgage Inc. II:

    We have audited the accompanying consolidated balance sheets of PaineWebber Independent Living Mortgage Inc. II as of August 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended August 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PaineWebber Independent Living Mortgage Inc. II at August 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                /S/ERNST & YOUNG LLP
                                                ERNST & YOUNG LLP







Boston, Massachusetts
December 10, 1996

                PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II

                          CONSOLIDATED BALANCE SHEETS
                           August 31, 1996 and 1995
                   (In thousands, except per share amounts)

                                    ASSETS

                                                         1996         1995
                                                         ----         ----
Operating investment properties, at cost:
   Land                                               $   5,030     $   5,030
   Building and improvements                             28,946        28,843
   Furniture, fixtures and equipment                      3,765         3,765
                                                      ---------     ---------
                                                         37,741        37,638
   Less:  accumulated depreciation                       (6,005)       (4,736)
                                                      ---------     ---------
                                                         31,736        32,902

Cash and cash equivalents                                 1,694         2,409
Interest and other receivables                              181            46
Accounts receivable - related party                         225            74
Prepaid expenses and other assets                             9           121
Deferred rent receivable                                    131             -
                                                      ---------     ---------
                                                      $  33,976     $  35,552
                                                      =========     =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                 $      68     $     615
Accounts payable - affiliates                                32            57
                                                      ---------     ---------
      Total liabilities                                     100           672


Shareholders' equity:
  Common stock, $0.01 par value,
   12,500,000 shares authorized,
   5,181,236 shares issued and outstanding                   52            52
  Additional paid-in capital (net of offering costs)     44,823        44,823
  Accumulated deficit                                   (10,999)       (9,995)
                                                      ---------      --------
      Total shareholders' equity                         33,876        34,880
                                                      ---------      --------
                                                      $  33,976      $ 35,552
                                                      =========      ========















                            See accompanying notes.

               PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II

                        CONSOLIDATED STATEMENTS OF INCOME
               For the years ended August 31, 1996, 1995 and 1994
                    (In thousands, except per share amounts)


                                              1996       1995         1994
                                              ----       ----         ----
Revenues:
   Rental and other income                 $  4,004    $ 11,789    $ 10,863
   Interest income earned
     on cash equivalents                         58          87          74
                                           --------    --------    --------
                                              4,062      11,876      10,937

Expenses:
   Property management fees                       -         644         598
   Property operating expenses                    -       7,446       7,062
   Depreciation and amortization              1,269       1,313       1,254
   Management and advisory fees                 130         213         130
   General and administrative                   294         250         270
   Insurance expense                             20          27          32
   Professional fees                            238         528         379
   Director compensation                         24          24          24
                                           --------    --------    --------
                                              1,975      10,445       9,749
                                           --------    --------    --------

Net income                                 $  2,087    $  1,431    $  1,188
                                           ========    ========    ========

Earnings per share of common stock            $0.40      $ 0.27       $0.23
                                              =====      ======       =====

Cash dividends paid per share
  of common stock                             $0.50      $ 0.43       $0.40
                                              =====      ======       =====


    The above earnings and cash dividends paid per share of common stock are based upon the 5,181,236 shares outstanding during each year.
















                           See accompanying notes.

                 PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               For the years ended August 31, 1996, 1995 and 1994
                    (In thousands, except per share amounts)


                          Common Stock     Additional
                        $.01 Par Value     Paid-in     Accumulated
                       Shares    Amount    Capital     Deficit        Total
                       ------    ------    -------     -------        -----

Shareholders' equity
at August 31, 1993     5,181,236 $   52    $44,823     $ (8,764)      $36,111

Cash dividends paid            -      -          -       (2,072)       (2,072)

Net income                     -      -          -        1,188         1,188
                      ---------- ------     -------     -------       -------

Shareholders' equity
at August 31, 1994    5,181,236      52     44,823       (9,648)       35,227

Cash dividends paid           -       -          -       (2,202)       (2,202)

Net income                    -       -          -        1,431         1,431

Adjustment to
eliminate reporting
lag for combined
facilities'
operations (Note 4)           -       -          -          424           424
                      ---------  ------    -------      -------       --------

Shareholders' equity
at August 31, 1995    5,181,236      52     44,823       (9,995)       34,880

Cash dividends paid           -       -          -       (2,591)       (2,591)

Distribution of
stock in ILM II
Lease Corporation
(Note 4)                      -       -           -         (500)         (500)

Net income                    -       -           -        2,087         2,087
                      --------- --------  ---------     --------      --------

Shareholders' equity
at August 31, 1996    5,181,236 $    52     $44,823     $(10,999)     $ 33,876
                      ========= =======     =======     ========      ========









                           See accompanying notes.

                 PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the years ended August 31, 1996, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                              1996        1995        1994
                                              ----        ----        ----
Cash flows from operating activities:
   Net income                              $  2,087    $  1,431      $  1,188
   Adjustments to reconcile net income to
     net cash provided by operating
      activities:
      Depreciation and amortization           1,269       1,313         1,254
      Changes in assets and liabilities:
        Interest and other receivables         (135)        125          (183)
        Accounts receivable - related party    (151)        (74)            -
        Prepaid expenses and other assets       112          71         2,460
        Deferred rent receivable               (131)          -             -
        Accounts payable - affiliates           (25)        (20)           45
        Accounts payable and accrued
          expenses                             (547)        178        (2,571)
                                             ------    --------      --------
           Total adjustments                    392       1,593         1,005
                                             ------    --------      --------
           Net cash provided by operating
              activities                      2,479       3,024         2,193

Cash flows from investing activities:
   Funding of initial working capital to
     ILM II Lease Corporation                  (500)          -             -
   Net proceeds from settlement of claims
      with Angeles Corporation and
      affiliates                                  -         948             -
   Additions to operating investment
      properties                               (103)     (1,200)        (1,120)
                                             ------    --------       --------

           Net cash used in investing
               activities                      (603)      (252)         (1,120)

Cash flows from financing activities:
   Cash dividends paid to shareholders       (2,591)    (2,202)         (2,072)
                                             ------    -------        --------
           Net cash used in financing
               activities                    (2,591)    (2,202)         (2,072)

Net (decrease) increase in cash and
  cash equivalents                             (715)        570          (999)

Net increase in cash and cash equivalents
   to eliminate reporting lag of
     combined facilities                          -         445             -

Cash and cash equivalents,
  beginning of year                           2,409       1,394         2,393
                                            -------    --------      --------

Cash and cash equivalents, end of year     $  1,694    $  2,409      $  1,394
                                           ========    ========      ========

Cash paid for state income taxes           $      3    $      3      $      3
                                           ========    ========      ========







                           See accompanying notes.

               PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II
                  Notes to Consolidated Financial Statements


1.  Nature of Operations and Basis of Presentation

      PaineWebber Independent Living Mortgage Inc. II (the "Company") was organized as a corporation on February 5, 1990 under the laws of the State of Virginia. On September 12, 1990, the Company commenced a public offering of up to 10,000,000 shares of its common stock at $10 per share, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933 (Registration Statement No. 33-33857). The public offering terminated on May 10, 1991 with a total of 5,181,236 shares issued. The Company received capital contributions of $51,812,356, of which $200,000 represented the sale of 20,000 shares to an affiliate, Paine Webber Group, Inc. ("PaineWebber"). As of November 1, 1996, PaineWebber and its affiliates held 123,527 shares of the Company's common stock. The Company has elected to qualify and be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended, for each taxable year of operations (see Note 2).

      The Company originally invested the net proceeds of the initial public offering in six participating mortgage loans secured by Senior Housing Facilities located in five different states. All of the loans made by the Company were originally with Angeles Housing Concepts, Inc. ("AHC"), a company specializing in the development, acquisition and operation of Senior Housing Facilities. The Company entered into an Exclusivity Agreement with AHC and its parent company, Angeles Corporation ("Angeles"), which required AHC to provide the Company with certain specific opportunities to finance Senior Housing Facilities and set forth the terms and conditions of the loans which were made. The loan documents under the aforementioned Exclusivity Agreement called for interest to be paid on construction loans at the rate of 13.3% per annum during the construction period and for Base Interest to be paid on the permanent loans at the rate of 10.3% per annum. In addition to the Base Interest, Additional Interest was to be payable on the permanent loans in an amount equal to 10% of the Gross Revenues of the Senior Housing Facilities, as defined. Under the terms of the amended Exclusivity Agreement, Additional Interest was to be no less than 3% of the aggregate principal amount of all permanent loans outstanding for the entire term of the investments. In the aggregate, the properties securing loans from the Company did not generate sufficient cash flow to cover the debt service payments owed to the Company under the amended terms of the Exclusivity Agreement. To the extent that the properties did not generate sufficient cash flow to make the full payments due under the loan documents, the shortfall was funded by AHC through December 1992. The source of cash to make up these shortfalls was from specified deficit reserve accounts, which had been funded from the proceeds of the mortgage loans, and from contributions by Angeles.

      During the quarter ended February 28, 1993, Angeles announced that it was experiencing liquidity problems that resulted in the inability to meet its obligations. Subsequent to such announcements, AHC defaulted on the regularly scheduled mortgage loan payments due to the Company on March 1, 1993. Subsequent to March 1993, payments toward the debt service owed on the Company's loans were limited to the net cash flow of the operating investment properties. On May 3, 1993, Angeles filed for reorganization under a Chapter 11 Federal Bankruptcy petition filed in the state of California. AHC did not file for reorganization. The Company retained special counsel and held extensive discussions with AHC concerning the default status of its loans. During the fourth quarter of fiscal 1993, a non-binding settlement agreement between the Company, AHC and Angeles was reached whereby ownership of the properties would be transferred from AHC to the Company or its designated affiliates. Under the terms of the Settlement Agreement, the Company released AHC and Angeles from certain obligations under the loans. On April 27, 1994, each of the properties owned by AHC and securing the Loans was transferred (collectively, "the Transfers") to newly-created special purpose corporations affiliated with the Company (collectively, "the Property Companies"). The Transfers had an effective date of April 1, 1994 and were made pursuant to the Settlement Agreement entered into on February 17, 1994 ("the Settlement Agreement") between the Company and AHC which had previously been approved by the bankruptcy court handling the bankruptcy case of Angeles. All of the capital stock of each Property Company was held by ILM II Holding, Inc. ("ILM Holding"), a Virginia corporation. In August 1995, each of the Property Companies merged into ILM Holding. As a result, ownership of the Senior Housing Facilities is now held by ILM Holding, and the Property Companies no longer exist as separate legal entities. The capital stock of ILM Holding is owned by the Company and PWP Holding, Inc. ("PWP Holding"), a wholly-owned subsidiary of PaineWebber Properties Incorporated ("PWPI"). PWPI is a wholly owned subsidiary of PaineWebber Incorporated, which is a wholly owned subsidiary of PaineWebber Group, Inc. ("PaineWebber").

      The Company holds substantially all of the economic ownership in ILM Holding, while PWP Holding holds voting control. ILM Holding issued 100 shares of Series A Preferred Stock to the Company in return for a capital contribution in the amount of $495,000 and issued 10,000 shares of Common
   Stock to PWP Holding in return for a capital contribution in the amount of $5,000. The holders of the Series A Preferred Stock are entitled to one vote for each share of Preferred Stock held. In addition, the holders of the Series A Preferred Stock are entitled to receive, when and if declared by the Board of Directors, dividends and distributions in an aggregate amount equal to 99% of the total amount of dividends and distributions made to all shareholders. The holders of the Common Stock are entitled to one vote for each share of Common Stock held. The holders of the Common Stock are entitled to receive, when and if declared by the Board of Directors, dividends and distributions in an aggregate amount equal to 1% of the total amount of dividends and distributions made to all shareholders. As part of the fiscal 1994 settlement agreement with AHC, ILM Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement. As discussed further in Note 5, the management agreement with AHC was terminated in July 1996. Subsequent to the effective date of the Settlement Agreement with AHC, management investigated and evaluated the available options for structuring the ownership of the properties in order to maximize the potential returns to the existing shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code (see Note 2). As discussed further in Note 4, on September 12, 1994 the Company formed a new subsidiary, ILM II Lease Corporation, for the purpose of operating the Senior Housing Facilities. The Senior Housing Facilities were leased to ILM II Lease Corporation effective September 1, 1995 (see Note 4 for a description of the master lease agreement).

      The Company had accounted for its investments in mortgage loans as investments in acquisition and construction loans from inception through fiscal 1994 under the equity method because the loans met certain accounting criteria which require that participating mortgage loans with certain characteristics be accounted for as joint ventures. Such accounting criteria are meant to apply to lending arrangements which have essentially the same risks and potential rewards for the lender as would exist in a joint venture partnership. Subsequent to the transfer of ownership of the Senior Housing Facilities from AHC to ILM Holding and the initiation of the plans to master lease the properties to a shareholder owned operating company, management of the Company was deemed to have significant control over the operating investment properties. As a result, the financial position, results of operations and cash flows of ILM Holding, which has ownership title to the properties, are presented on a consolidated basis with the Company beginning in fiscal 1995. The fiscal 1994 financial statements have been restated to present the combined Facilities on a consolidated basis in order for the statements of income to be comparable. Such restatement does not affect the net income or net shareholders' equity amounts previously reported. All material intercompany balances and transactions have been eliminated in consolidation. The Company's policy had been to record its equity in the earnings or losses of the properties based on financial information of the properties which was two months in arrears to that of the Company. As a result of the restructuring of the property ownership discussed above, the Company eliminated this reporting lag of the end of fiscal 1995 (see Note
    4).

2.  Use of Estimates and Summary of Significant Accounting Policies

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of August 31, 1996 and 1995 and revenues and expenses for each of the three years in the period ended August 31, 1996. Actual results could differ from the estimates and assumptions used.

      The Company's significant accounting policies are summarized as follows:

    A. BASIS OF PRESENTATION

       The operating cycle in the real estate industry is longer than one year and the distinction between current and non-current is of little relevance. Accordingly, the accompanying consolidated balance is presented in an unclassified format.

    B.  INCOME TAXES

       The Company has elected to qualify and to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended, for each taxable year of operations. As a REIT, the Company is allowed a deduction for the amount of dividends paid to its shareholders, thereby effectively subjecting the distributed net taxable income of the Company to taxation at the shareholder level only, provided it distributes at least 95% of its taxable income and meets certain other requirements for qualifying as a real estate investment trust. In connection with the settlement agreement described in Note 1, the Company, through its consolidated affiliate, obtained title to the properties securing its mortgage loan investments. To retain REIT status, the Company must ensure that 75% of its annual gross income is received from qualified sources. Under the original investment structure, interest income from the Company's mortgage loans was a qualified source. The properties that are now owned by an affiliate of the Company are Senior Housing Facilities that provide tenants with more services, such as meals, activities, assisted living, etc., than are customary for ordinary residential apartment properties. As a result, a significant portion of the rents paid by the tenants includes income for the increased level of services received by them. Consequently, the rents paid by the tenants likely would not be qualified rents for REIT qualification purposes if received directly by the Company. Therefore, if the Company received such rents directly, it could lose REIT status and be taxed as a regular corporation. After extensive review, the Board of Directors determined that it would be in the best interests of the shareholders for the Company to retain REIT status and master lease the properties to a shareholder-owned operating company. As discussed further in Note 4, on September 12, 1994 the Company formed a new subsidiary, ILM II Lease Corporation, for the purpose of operating the Senior Housing Facilities. The Senior Housing Facilities were leased to ILM II Lease Corporation effective September 1, 1995 (see Note 4 for a description of the master lease agreement).

       The assumption of ownership of the properties through ILM Holding, which is presently a regular C corporation for tax purposes, has resulted in a possible future tax liability which would be payable upon the ultimate sale of the properties (the "built-in gain tax"). The amount of such tax would be calculated based on the lesser of the total net gain realized from the sale transaction or the portion of the net gain realized upon a final sale which is attributable to the period during which the properties were held by in a C corporation. The final phase of the Company's restructuring plans involves the conversion of ILM Holding to a REIT for tax purposes. Certain changes to the ownership structure of ILM Holding which are necessary in order for ILM Holding to qualify as a REIT under the Internal Revenue Code are expected to be made in time for ILM Holding to elect REIT status in conjunction with the filing of its calendar 1996 federal tax return. Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM Holding to a REIT would not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the properties were to be held for a period of at least 10 years from the date of the conversion of ILM Holding to a REIT. However, since the end of the Company's original anticipated holding period is less than 5 years away, the properties are not expected to be held for an additional 10 years. The Board of Directors may defer the Company's scheduled liquidation date, if in the opinion of a majority of the Directors, the disposition of the Company's assets at such time would result in a material under-realization of the value of such assets; provided, however, that no such deferral may extend beyond December 31, 2005. Based on management's current estimate of the increase in the values of the properties which has occurred since April 1994, as supported by independent appraisals, ILM Holding would incur a sizable tax if the properties were sold. Based on these current estimated market values of the operating investment properties, a sale at such values prior to the end of the 10-year holding period could result in a built-in gain tax of as much as $2.3 million. As the holder of a 99% economic interest in ILM Holding, the burden of this built-in gain tax would be primarily borne by the Company.

       The Company's consolidated affiliate, ILM Holding, has incurred losses for tax purposes since inception. Neither the Company nor ILM Holding is likely to be able to use these losses to offset future tax liabilities. Accordingly, no income tax benefit is reflected in these consolidated financial statements.

       The Company reports on a calendar year basis for income tax purposes. During calendar 1995, the Company distributed $0.45 per share in cash and $0.14 per share in shares of ILM II Lease Corporation. The tax status of these dividends amounted to an ordinary taxable dividend of approximately $0.41 per share and a tax free return of capital of approximately $0.18 per share. The Company anticipates that all distributions during calendar 1996 will be ordinary taxable dividends.

    C.  CASH AND CASH EQUIVALENTS

        For purposes of reporting cash flows, cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less.

    D.  OPERATING INVESTMENT PROPERTIES

        Operating investment properties are carried at the lower of cost, reduced by accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the owner's investment through expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its current market value, as determined on a discounted basis. None of the operating investment properties were held for sale as of August 31, 1996 or 1995.
        Depreciation expense is provided on a straight-line basis using an estimated useful life of 40 years for the buildings and improvements and 5 years for the furniture, fixtures and equipment.

        The Company has reviewed FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which is effective for financial statements for years beginning after December 15, 1995, and believes this new pronouncement will not have a material effect on the Company's financial statements.

    E.  RENTAL REVENUES

        Rental revenues on the accompanying income statements reflect the rental income received by the Company's consolidated affiliate, ILM Holding. In fiscal 1995 and 1994 this rental income consisted of payments due on the individual tenant leases at the Senior Housing Facilities. Units at the Facilities are generally rented for terms of twelve months or less. The base rent charged varies depending on the unit size, with added fees collected for more than one occupant per unit and for assisted living services. Included in the amount of base rent charged are certain meals, housekeeping, medical and social services provided to the residents of each Facility. In fiscal 1996, rental revenues consist of payments due from ILM II Lease Corporation under the terms of the master lease described in Note 4. Base rental income under the master lease is recognized on a straight-line basis over the term of the lease. Deferred rent receivable on the balance sheet as of August 31, 1996 represents the difference between rental income on a straight-line basis and rental income received under the terms of the master lease

    F.  OFFERING COSTS

        Offering costs consist primarily of selling commissions and other costs such as printing and mailing costs, legal fees, filing fees and other marketing costs associated with the offering of shares. Selling commissions were equal to 8% of the gross proceeds raised through the public offering. Commissions totalling $4,120,000 were paid to PWI in connection with the sale of shares. All of the offering costs are shown as a reduction of shareholders' equity.

    G.  FAIR VALUE DISCLOSURES

        FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

        The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

        Cash and cash equivalents: The carrying amount reported on the balance sheet for cash and cash equivalents approximates its fair value due to the short-term maturities of such instruments.

        Accounts receivable - related party: The carrying amount reported on the balance sheet for accounts receivable - related party approximates its fair value due to the short-term maturity of such instrument.

3.  The Advisory Agreement and Related Party Transactions

       Subject to the supervision of the Company's Board of Directors, the business of the Company is managed by PaineWebber ILM Advisor, L.P. (the "Advisor"), a limited partnership comprised of ILM REIT Advisor, Inc., a Virginia corporation, and Properties Associates, L.P. ("PA"), a Virginia limited partnership. ILM REIT Advisor, Inc. is a wholly owned subsidiary of PaineWebber Properties Incorporated ("PWPI"). In addition, the limited partners and holders of assignee interest of PA are or have been officers of PWPI. PWPI is a wholly owned subsidiary of PaineWebber Incorporated ("PWI"). PWI is a wholly owned subsidiary of PaineWebber Group, Inc. ("PaineWebber").

       The Advisor and its affiliates receive fees and compensation determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the shares, the management of the Company and the acquisition, management and disposition of the Company's investments. The type of compensation to be paid by the Company to the Advisor and its affiliates under the terms of the Advisory Agreement is as follows.

    (i)Under the Advisory Agreement, the Advisor has specific management responsibilities; to perform day-to-day operations of the Company and to act as the investment advisor and consultant for the Company in connection with general policy and investment decisions. The Advisor will receive an annual Base Fee and an Incentive Fee of 0.25% and 0.25%, respectively, of the capital contributions of the Company, as defined, as compensation for such services. Incentive Fees are subordinated to shareholders' receipt of distributions of net cash sufficient to provide a return equal to 10% per annum. The Advisor earned base management fees totalling $130,000 for each of the years ended August 31, 1996, 1995 and 1994. Payment of incentive management fees was suspended effective April 15, 1993 in conjunction with a reduction in the Company's quarterly dividend payments.

  (ii) For its services in finding and recommending investments, PWPI received mortgage placement fees equal to 2% of the capital contributions. Mortgage placement fees totalling $1,036,000 were earned by PWPI during the Company's investment acquisition period. Such fees have been capitalized and are included in the cost of the operating investment properties on the accompanying consolidated balance sheets.

 (iii) For its administrative services with respect to all loans, PWPI received, directly from AHC, construction loan administration or due diligence fees equal to 1% of the loan amounts. Loan administration and due diligence fees totalling $425,141 were earned by PWPI during the Company's investment due diligence period.

  (iv) The Advisor will be entitled to receive 1% of Disposition Proceeds, as defined, until the shareholders have received dividends of Net Cash equal to their Adjusted Capital Investments, as defined, plus a 12% non-compounded annual return on their Adjusted Capital Investments; all Disposition Proceeds thereafter until the Advisor has received an aggregate of 5% of Disposition Proceeds; and, thereafter, 5% of Disposition Proceeds.

        AHC received a research and analysis fee in connection with the offering equal to 1% of the capital contributions for identifying and analyzing development and acquisition opportunities for Senior Housing Facilities and for reimbursements of certain expenses associated with those activities. The research and analysis fee paid to AHC totalled $518,123 and is included in offering costs on the accompanying consolidated balance sheets.

        AHC received an investment fee for providing the Company with the opportunity to invest the available proceeds of the offering in loans. The investment fee is an amount equal to 0.75% of the offering proceeds, and was payable on the date of the Initial Closing. AHC earned investment fees totalling $388,603 which are included in the cost of the operating investment properties on the accompanying consolidated balance sheets.

       Included in management and advisory fees for the year ended August 31, 1995 are advisory fees of $83,000 earned by an affiliate of PWPI for its administration and supervision of the day-to-day operations of ILM Holding. Such fees were equal to 0.5% of the Gross Operating Revenues of the Senior Housing Facilities. These advisory fees were no longer charged to ILM Holding effective September 1, 1995 upon the commencement of the master lease described in Note 4.

       The Advisor and its affiliates are reimbursed for their direct expenses relating to the offering of Shares, the administration of the Company and the acquisition and operations of the Company's real estate investments. Included in general and administrative expenses on the accompanying statements of income for the years ended August 31, 1996, 1995 and 1994 is $107,000, $121,000 and $133,000, respectively, representing reimbursements to an affiliate of the Advisor for providing certain financial, accounting and investor communication services to the Company.

       Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") provides cash management services with respect to the Company's cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned $6,000, $3,000 and $8000 (included in general and administrative expenses) for managing the Company's cash assets during fiscal 1996, 1995 and 1994, respectively.

       Accounts receivable - related party at August 31, 1996 represents advances made to an affiliated company, ILM II Lease Corporation, primarily for the purchase of personal property to operate the Senior Housing Facilities. Accounts receivable - related party at August 31, 1995 consists primarily of amounts due from an affiliated company for disbursements made by the Company on behalf of its affiliate related to the Villa Santa Barbara Facility, which is jointly owned.

       Accounts payable - affiliates at August 31, 1996 consists of management fees of $32,000 owed to the Advisor for the quarter ended August 31, 1996. Accounts payable - affiliates at August 31, 1995 includes management fees of $32,000 owed to the Advisor for the quarter ended August 31, 1995 and $25,000 payable to an affiliate of PWPI for providing advisory services to ILM Holding.

4.    Operating Investment Properties Subject to Master Lease

        As of August 31, 1996 and 1995, the Company, through its consolidated affiliate, owned six Senior Housing Facilities. The name, location and size of the properties and the date that the Company made its initial investment in such assets are as set forth below:

                                                                  Date of
        Name                Location         Rentable Units    Investment (1)
        ----                --------         --------------    --------------

   The Palms               Fort Myers, FL         204 Units        7/18/90

   Crown Villa             Omaha, NE              73 Units         4/25/91

   Overland Park Place     Overland Park, KS      137 Units        4/9/92

   Rio Las Palmas          Stockton, CA           162 Units        5/14/92

   The Villa at            St. Louis County, MO   119 Units        5/29/92
   Riverwood

   Villa                   Santa Barbara, CA      123 Units        7/13/92
   Santa Barbara (2)

     (1)Represents the date of the Company's original mortgage loan to Angeles Housing Concepts, Inc. (see Note 1).

     (2)The acquisition of the Santa Barbara Facility was financed jointly by the Company and an affiliated entity, PaineWebber Independent Living Mortgage Fund, Inc. ("ILM1"). All amounts generated from the operations of Villa Santa Barbara are equitably apportioned between the Company, together with its consolidated affiliate, and ILM1, together with its consolidated affiliate, generally 75% and 25%, respectively. The financial position, results of operations and cash flows presented in these consolidated financial statements include only the 75% allocable portion of the Company's interest in the Santa Barbara Facility.

        The cost basis of the operating investment properties on the accompanying consolidated balance sheets reflects the amounts funded under the Company's participating mortgage loans less certain guaranty payments received from AHC in excess of the net cash flow of the Facilities under the terms of the Exclusivity Agreement with the Company. The transfer of ownership of the Senior Housing Facilities from AHC in fiscal 1994 resulted in no gain or loss recognition by the Company for financial reporting purposes. As discussed in Note 1, in accordance with generally accepted accounting principles, the Company had always accounted for its investments in acquisition and construction loans under the equity method, as if such investments were equity interests in a joint venture. Accordingly, the carrying values of such investments were reduced from inception by non-cash depreciation charges and by payments from AHC, prior to the default in fiscal 1993, in excess of the net cash flow generated by the Senior Housing Facilities received pursuant to the guaranty agreement between the Company and AHC. As a result of this accounting treatment, the carrying values of the Company's investments had been reduced below management's estimate of the fair market value of the Senior Housing Facilities as of the effective date of the transfer of ownership. For federal income tax purposes, the investments had always been carried at the contractually stated principal balances of the participating mortgage loans. For tax purposes only, a loss was recognized by the Company in 1994 in the amount by which the stated principal balances of the loans were reduced as of the date of the transfer of ownership.

        As discussed in Note 1, effective April 1, 1994 each Property Company acquired the respective operating property subject to, and assumed the obligations, under the mortgage loan payable to the Company, pursuant to the Settlement Agreement with AHC. The principal balance on each loan was modified to reflect the estimated fair value of the related operating property as of the date of the transfer of ownership. The modified loans require interest-only payments on a monthly basis at a rate of 7% from April 1, 1994 through December 1, 1994, 9% for the period from January 1 through December 31, 1995, 11% for the period January 1 through December 31, 1996, 12% for the period January 1 through December 31, 1997, 13% for the period January 1 through December 31, 1998, 13.5% for the period January 1, 1999 through December 31, 1999 and 14% for the period January 1, 2000 through maturity. In August 1995, each of the Property Companies was merged into ILM Holding. As a result, ownership of the Senior Housing Facilities, as well as the obligation under the loans, is now held by ILM Holding, and the Property Companies no longer exist as separate legal entities. Since ILM Holding is consolidated with the Company in the accompanying financial statements, the mortgage loans and related interest expense have been eliminated in consolidation.

        Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the existing shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, ILM II Lease Corporation, for the purpose of operating the Senior Housing Facilities under the terms of a master lease agreement. As of August 31, 1995, ILM II Lease Corporation, which is taxable as a regular C Corporation and not as a REIT, was a wholly-owned subsidiary of the Company. On September 1, 1995, after the Company received the required regulatory approval, it distributed all of the shares of capital stock of ILM II Lease Corporation to the holders of record of the Company's common stock. One share of common stock of ILM II Lease Corporation was issued for each full share of the Company's common stock held. Prior to the distribution, the Company capitalized ILM II Lease Corporation with $500,000 from its existing cash reserves, which was an amount estimated to provide ILM II Lease Corporation with necessary working capital. The master lease agreement, which commenced on September 1, 1995, is between the Company's consolidated affiliate, ILM Holding, as owner of the properties and Lessor, and ILM II Lease Corporation as Lessee. The master lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, which expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara Facility). The Lessor has the right to terminate the master lease as to any property sold by the Lessor as of the date of such sale. During the initial term of the master lease, ILM II Lease Corporation is obligated to pay annual base rent for the use of all of the Facilities in the aggregate amount of $3,548,700 for calendar year 1995 (prorated based on the commencement date of the lease) and $4,035,600 for calendar year 1996 and each subsequent year. Beginning in January 1997 and for the remainder of the lease term, ILM II Lease Corporation will also be obligated to pay variable rent for each Facility. Such variable rent will be payable quarterly and will equal 40% of the excess, if any, of the aggregate total revenues for the Facilities, on an annualized basis, over $13,021,000.

        For fiscal 1996, rental income on the accompanying income statement reflects the rental payments due under the terms of the master lease agreement. For fiscal 1995 and fiscal 1994, rental income reflects the rental payments due under the terms of the individual tenant leases. Property operating expenses in the prior periods reflect the day-to-day costs of operating the Facilities, including the management fees payable to AHC, in addition to the real estate taxes associated with the ownership of the operating properties. As noted above, under the terms of the master lease all such costs are now the responsibility of the Lessee.

        The Company's policy had been to record its equity in the earnings or losses of the properties based on financial information of the properties which was two months in arrears to that of the Company. As a result of the restructuring of the property ownership discussed in Note 1, the Company decided to eliminate this reporting lag as of the end of fiscal 1995. Summarized operations of the six operating investment properties for the two-month period ended August 31, 1995, are as follows (in thousands):

                                                       1995
                                                       ----

            Revenues                                 $ 2,036

            Property management fees                     113
            Property operating expenses                1,303
            Depreciation expense                         196
                                                    --------
                                                       1,612
                                                    --------

            Net income                              $    424
                                                    ========

            Earnings per share of common stock        $ 0.08
                                                      ======

5.   Legal Proceedings and Contingencies

   Angeles Corporation Litigation
   ------------------------------

      Angeles had guaranteed certain of the obligations of AHC under the terms of the Exclusivity Agreement described in Note 1. Under the terms of the Settlement Agreement discussed in Note 1, the Company retained a general unsecured claim against Angeles in the amount of $1,200,658 as part of the bankruptcy proceedings, but waived all other claims against Angeles, including any amounts of base and additional interest owed. In addition, the Company maintained a claim for approximately $408,000 against an affiliate of Angeles which had made a separate guaranty to the Company. On March 17, 1995, the Bankruptcy Court handling the Angeles bankruptcy proceedings approved a final settlement of the Company's outstanding claims against Angeles and its affiliates. Pursuant to the terms of this settlement, the Company received a cash payment of $1 million on April 14, 1995 in full satisfaction of the claims, which totalled approximately $1.6 million. This amount, net of certain related legal expenses, was recorded as a reduction in the carrying values of the Company's operating investment properties.

   Termination of Management Contract with AHC
   -------------------------------------------

      On July 29, 1996, ILM II Lease Corporation and ILM II Holding, Inc. ("the Companies") terminated the property management agreement with AHC covering the six senior housing facilities leased by ILM II Lease Corporation from ILM Holding, the Company's consolidated affiliate. The management agreement was terminated for cause pursuant to Sections 1.05 (a) (i), (iii) and (iv) of the agreement. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. ILM II Lease Corporation and ILM Holding allege that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies. Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an Answer in response to the litigation initiated by the Companies and a Counterclaim against ILM Holding. The Counterclaim alleges that the management agreement was wrongfully terminated for cause and requests damages which include the payment of the termination fee in the amount of $750,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, which is the earliest date that the management agreement could have been terminated without cause, and recovery of attorney's fees and expenses. PaineWebber Independent Living Mortgage Inc. II guaranteed the payment of the termination fee at issue in these proceedings. The Companies intend to diligently prosecute the case and to vigorously defend the counterclaims made by AHC. The eventual outcome of this termination dispute cannot presently be determined. Accordingly, no provision for any liability which might result from the Company's guaranty of the termination fee has been recorded in the accompanying financial statements.

      ILM II Lease Corporation has retained Capital Senior Management 2, Inc. ("Capital") of Dallas, Texas to be the new manager of the senior housing facilities pursuant to a Management Agreement which commenced on July 29, 1996. Under the terms of the Agreement, Capital will earn a Base Management Fee equal to 4% of the Gross Operating Revenues of the senior housing facilities, as defined. Capital will also be eligible to earn an Incentive Management Fee equal to 25% of the amount by which the average monthly Net Cash Flow of the senior housing facilities, as defined, for the twelve month period ending on the last day of each calendar month exceeds a specified Base Amount. Each August 31, beginning on August 31, 1997, the Base Amount will be increased annually based on the percentage increase in the Consumer Price Index. PaineWebber Independent Living Mortgage Inc. II has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement.

   Shareholder Matters
   -------------------

      In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership interests and common stock, including the securities offered by the Company. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group, Inc. (together, "PaineWebber"), among others, by allegedly dissatisfied investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including PaineWebber Properties Incorporated ("PWPI"), an affiliate of PaineWebber and the parent company of the general partner of the Advisor to the Company. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

      The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of common stock of the Company, the defendants (1) failed to provide adequate disclosure of the risks involved;
   (2) made false and misleading representations about the safety of the investments and the Company's anticipated performance; and (3) marketed the Company to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in the Company also alleged that following the issuance of the Company's stock, the defendants misrepresented financial information about the Company's value and performance. The amended complaint alleged that the defendants violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the Company's stock, as well as disgorgement of all fees and other income derived by PaineWebber from the Company. In addition, the plaintiffs also sought treble damages under RICO.

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Company and the General Partner of the Advisor, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement is scheduled to continue in December 1996.

      In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership investments and REIT stocks, including those offered by the Company. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership and REIT investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages. In September 1996, the court dismissed many of the plaintiffs' claims as barred by applicable securities arbitration regulations.

      In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests and REIT stocks, including those offered by the Company. The complaint is substantially similar to the complaint in the Abbate action described above, and seeks compensatory damages of $3.4 million plus punitive damages.

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

      With respect to the Abbate, Bandrowski and Barstad actions described above, the defendants' time to move against or answer the complaints has not yet expired. In all cases, PaineWebber intends to vigorously contest the allegations of the actions. However, the eventual outcome of this litigation and the potential impact, if any, on the Company's shareholders cannot be determined at the present time. Mediation hearings on the Abbate, Bandrowski and Barstad actions are currently scheduled to be held in December 1996.

      Under certain limited circumstances, pursuant to the Advisor Agreement with the Advisor and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the shareholder litigation matters described above. However, PaineWebber has agreed not to seek indemnification for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, neither PaineWebber nor management can estimate the impact, if any, of any of the potential indemnification claims on the Company's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements.

6.   Subsequent Events

      On September 15, 1996, the Company's Board of Directors declared a quarterly dividend for the quarter ended August 31, 1996. On October 14, 1996, a dividend of $0.125 per share of common stock, totalling $648,000, was made to Shareholders of record as of September 30, 1996. On December 13, 1996, the Board of Directors declared a quarterly dividend for the quarter ended November 30, 1996. On January 15, 1997, a dividend of $0.1625 per share of common stock, totalling $842,000, will be made to shareholders of record as of January 2, 1997.


Schedule III - Real Estate and Accumulated Depreciation
                                        PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II
                                     SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                        August 31, 1996
                                                    (Amounts in thousands)


                                                 Costs
                                                Capitalized                                                            Life on Which
                                                 (Removed)                                                              Depreciation
                                 Initial Cost   Subsequent to  Gross Amount at Which Carried at                          in Latest
                                  TO ILM (2)   Acquisition              End of Year                                      Income
                                  Buildings &  Buildings &         Buildings &        Accumulated  Date of      Date     Statement
 Description Encumbrances(1) Land Improvements Improvements(3)Land Improvements Total Depreciation Construction Acquired is Computed
 ----------- --------------- ----- ----------- --------------- --- ------------  ---- ------------ ------------ -------- ----------
CONGREGATE CARE FACILITIES:
Fort Myers, FL $ 8,700      $ 1,075  $ 11,233     $ (3,268)    $ 1,058  $ 7,982  $ 9,040   $ 1,862     1988     7/18/90  5-40 yrs.

Omaha, NE        4,950          400     5,043       (1,054)        390    3,999    4,389       732     1992     4/25/91  5-40 yrs.

Overland Park,
 KS              7,850          672     6,787           22         656    6,825    7,481     1,102     1984     4/9/92   5-40 yrs.

Stockton, CA     5,700        1,507     5,628         (443)      1,496    5,196    6,692       904     1988     5/14/92  5-40 yrs.

St. Louis County,
MO               5,850          292     4,488           74         280    4,574    4,854       785     1985     5/29/92  5-40 yrs.

Santa Barbara,
  California     5,094        1,160     4,322         (197)      1,150    4,135    5,285       620     1979     7/13/92  5-40 yrs.
              --------      -------  --------     --------     -------  -------  -------   -------
              $ 38,144      $ 5,106  $ 37,501     $ (4,866)    $ 5,030  $32,711  $37,741   $ 6,005
              ========      =======  ========     ========     =======  =======  =======   =======

     (1) Encumbrances represent first mortgage loans between ILM Holding, as mortgagor, and ILM, as mortgagee. Such loans are eliminated in consolidation in the accompanying financial statements (see Note 4).

     (2) Initial cost to ILM represents the aggregate advances made by ILM on the loans secured by the Facilities which were made to AHC prior to the default and foreclosure actions described in Notes 1 and 4 to the Consolidated Financial Statements.

     (3) Costs removed subsequent to acquisition reflect the guaranty payments received by ILM from AHC under the terms on the Exclusivity Agreement as discussed further in Notes 1 and 4 to the Consolidated Financial
          Statements.
     (4) The aggregate cost of real estate owned at August 31, 1996 for Federal income tax purposes is approximately $38,872,000.




Schedule III - Real Estate and Accumulated Depreciation  (continued):

                 PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 August 31, 1996
                             (Amounts in thousands)


(5)    Reconciliation of real estate owned:
                                                                       1996       1995           1994
                                                                       ----       ----           ----

      Balance at beginning of period                                $   37,638  $   37,247     $  36,127
        Acquisitions and improvements - 12 months ended 8/31/96            103           -             -
        Acquisitions and improvements - 12 months ended 6/30                 -       1,200         1,120
        Improvements - 2 months ended 8/31/95                                -         139             -
        Net proceeds from full satisfaction
          of claims against Angeles Corporation
          and affiliates                                                     -        (948)            -
                                                                    ----------  ----------     ---------
      Balance at end of period                                      $   37,741  $   37,638     $  37,247
                                                                    ==========  ==========     =========

(6)   Reconciliation of accumulated depreciation:

      Balance at beginning of period                                $    4,736 $     3,233    $    1,985
        Depreciation expense - 12 months ended 8/31/96                   1,269           -             -
        Depreciation expense - 12 months ended 6/30                          -       1,307         1,248
        Depreciation expense - 2 months ended 8/31/95                        -         196             -
                                                                    ---------- -----------    ----------
      Balance at end of period                                      $    6,005 $     4,736    $    3,233
                                                                    =========== ===========    ==========
