Form 10-Q
period 1996-11-30
PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC II
filed 1997-01-21
CIK 861880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended November 30, 1996

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

                             SHARES OF COMMON STOCK
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X      No ____
                                    ----

Shares of common stock outstanding as of November 30, 1996: 5,181,236. The aggregate sales price of the shares sold was $51,812,356. This does not reflect market value. There is no current market for these shares.

               PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II

                           CONSOLIDATED BALANCE SHEETS
                November 30, 1996 and August 31, 1996 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                     November 30    August 31
                                                     -----------    ---------

Operating investment properties, at cost:
   Land                                              $   5,030      $   5,030
   Building and improvements                            29,005         28,946
   Furniture, fixtures and equipment                     3,765          3,765
                                                     ---------      ---------
                                                        37,800         37,741
   Less:  accumulated depreciation                      (6,323)        (6,005)
                                                     ---------      ---------
                                                        31,477         31,736

Cash and cash equivalents                                1,984          1,694
Interest and other receivables                             120            181
Accounts receivable - related party                        227            225
Prepaid expenses and other assets                            5              9
Deferred rent receivable                                   123            131
                                                     ---------      ---------
                                                     $  33,936      $  33,976
                                                     =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                $      51      $      68
Accounts payable - affiliates                               32             32
Shareholders' equity                                    33,853         33,876
                                                     ----------     ---------
                                                     $  33,936      $  33,976
                                                     =========      =========


















                             See accompanying notes.

                 PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II

                        CONSOLIDATED STATEMENTS OF INCOME
        For the three months ended November 30, 1996 and 1995 (Unaudited)
                    (In thousands, except per share amounts)


                                                      1996         1995
                                                      ----         ----

Revenues:
   Rental income                                   $  1,001     $ 1,001
   Interest income                                       21          15
                                                   --------     -------
                                                      1,022       1,016

Expenses:
   Depreciation expense                                 318         329
   Management fees                                       32          32
   General and administrative                            38         203
   Directors' compensation                                9           6
                                                   --------     -------
                                                        397         570
                                                   --------     -------

Net income                                         $    625     $   446
                                                   ========     =======

Earnings per share of common stock                    $0.12       $0.09
                                                      =====       =====

Cash dividends paid per share of
   common stock                                      $0.125      $0.125
                                                     ======      ======


   The above earnings and cash dividends paid per share of common stock are based upon the 5,181,236 shares outstanding for each period.


















                             See accompanying notes.

                 PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
       For the three months ended November 30, 1996 and 1995 (Unaudited)
                                 (In thousands)


                              Common Stock        Additional
                             $.01 Par Value       Paid-in        Accumulated
                              Shares   Amount     Capital        Deficit           Total
                              ------   ------     -------        -------           -----

Shareholders' equity
at August 31, 1995            5,181    $  52      $44,823       $ (9,995)          $34,880

Cash dividends paid               -        -            -           (648)             (648)

Distribution of
stock in ILM II
Lease Corporation                 -        -            -           (500)             (500)

Net income                        -        -            -            446               446
                              -----    -----      -------       --------          --------

Shareholders' equity
at November 30, 1995          5,181    $  52      $44,823       $(10,697)         $ 34,178
                              =====    =====      =======       ========          ========

Shareholders' equity
at August 31, 1996            5,181    $  52      $44,823       $(10,999)         $ 33,876

Cash dividends paid               -        -            -           (648)             (648)

Net income                        -        -            -            625               625
                              -----    -----      -------       --------          --------

Shareholders' equity
at November 30, 1996          5,181    $  52     $44,823        $(11,022)         $ 33,853
                              =====    =====     =======        ========          ========
















                             See accompanying notes.

                 PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the three months ended November 30, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                            1996        1995
                                                            ----        ----
Cash flows from operating activities:
   Net income                                            $    625    $    446
   Adjustments to reconcile net income
    to net cash provided by operating activities:
     Depreciation expense                                     318         329
     Changes in assets and liabilities:
      Accounts receivable - related party                      (2)         74
      Interest and other receivables                           61         (91)
      Prepaid expenses and other assets                         4         118
      Deferred rent receivable                                  8        (114)
      Accounts payable - affiliates                             -         (45)
      Accounts payable and accrued expenses                   (17)       (316)
                                                         --------    --------
        Total adjustments                                     372         (45)
                                                         --------    --------
        Net cash provided by operating activities             997         401
                                                         --------    --------

Cash flows from investing activities:
   Funding of initial working
     capital to ILM II Lease Corporation                        -        (500)
   Additions to operating investment properties               (59)        (89)
                                                         --------    --------
        Net cash used in investing activities                 (59)       (589)
                                                         --------    --------

Cash flows from financing activities:
   Cash dividends paid to shareholders                       (648)       (648)
                                                         --------    --------

Net increase (decrease) in cash and cash equivalents          290        (836)

Cash and cash equivalents, beginning of period              1,694       2,409
                                                         --------    --------

Cash and cash equivalents, end of period                 $  1,984    $  1,573
                                                         ========    ========













                             See accompanying notes.

               PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II
                  Notes to Consolidated Financial Statements
                                   (Unaudited)




1. General

      The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements and footnotes contained in the Company's Annual Report for the year ended August 31, 1996. In the opinion of management, the accompanying consolidated financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

      The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of November 30, 1996 and August 31, 1996 and revenues and expenses for each of the three month periods ended November 30, 1996 and 1995. Actual results could differ from the estimates and assumptions used.

      As discussed in the Company's Annual Report, the accompanying financial statements reflect the consolidated financial position, results of operations and cash flows of the Company and ILM II Holding, Inc. ("ILM Holding"). ILM Holding holds title to the six Senior Housing Facilities which comprise the balance of operating investment properties on the accompanying consolidated balance sheets, subject to certain mortgage loans payable to the Company. Such mortgage loans and the related interest expense are eliminated in consolidation. As of November 30, 1996, the capital stock of ILM Holding was owned by the Company and PWP Holding, Inc. ("PWP Holding"), a wholly owned subsidiary of PaineWebber Properties Incorporated ("PWPI"), which is an affiliate of the Advisor. ILM Holding had issued 100 shares of Series A Preferred Stock to the Company in return for a capital contribution in the amount of $495,000 and had issued 10,000 shares of Common Stock to PWP Holding in return for a capital contribution in the amount of $5,000. The common stock represents approximately 99 percent of the voting power and 1 percent of the economic interest in ILM Holding, while the preferred stock represents approximately 1 percent of the voting power and 99 percent of the economic interest in ILM Holding.

      As discussed further in the Annual Report, the Company has been attempting to continue its restructuring plans by converting ILM Holding to a real estate investment trust ("REIT") for tax purposes. In connection with these plans, on November 21, 1996 the Company requested that PWPI cause PWP Holding to sell all of the stock held by PWP Holding in ILM Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM Holding represented by the common stock. Subsequent to the end of the first quarter, on January 10, 1997, this transfer of the common stock of ILM Holding was completed at an agreed upon fair value of $40,000. With this transfer completed, ILM Holding is expected to be recapitalized such that the outstanding common stock and preferred stock will be replaced with 50,000 shares of new common stock and 275 shares of a new class of nonvoting, cumulative 8% preferred stock issued to the Company. Following the recapitalization, and prior to January 30, 1997, the Company is expected to make a charitable gift of one share of the preferred stock to each of up to 125 charitable organizations or other entities and individuals so that ILM Holding will meet the stock ownership requirements of a REIT. Dividends on the preferred stock will be cumulative from the date of issuance. The preferred stock will have a Liquidation Preference of $1,000 per share plus accrued and unpaid dividends. Since ILM Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation.

2.    Operating Investment Properties Subject to Master Lease

      The accompanying financial statements include the Company's investments in six Senior Housing Facilities. The name, location and size of the properties and the date that the Company made its initial investment in such assets are as set forth below:

                                                       Rentable             Date of
      Name                    Location                 Units                Investment (1)
      ----                    --------                 -----                --------------
      The Palms               Fort Myers, FL           204 Units            7/18/90
      Crown Villa             Omaha, NE                73 Units             4/25/91
      Overland Park Place     Overland Park, KS        137 Units            4/9/92
      Rio Las Palmas          Stockton, CA             162 Units            5/14/92
      The Villa at Riverwood  St. Louis County, MO     119 Units            5/29/92
      Villa Santa Barbara (2) Santa Barbara, CA        123 Units            7/13/92

     (1) Represents the date of the Company's original mortgage loan to Angeles Housing Concepts, Inc. (see discussion in the Annual Report).

     (2)The acquisition of the Santa Barbara Facility was financed jointly by the Company and an affiliated entity, PaineWebber Independent Living Mortgage Fund, Inc. ("ILM1"). All amounts generated from Villa Santa Barbara are equitably apportioned between the Company, together with its consolidated subsidiary, and ILM1, together with its consolidated subsidiary, generally 75% and 25%, respectively.

      As discussed in Note 1, ILM Holding holds title to each Senior Housing Facility subject to a first mortgage loan payable to the Company. The principal balance on each loan was modified to reflect the estimated fair value of the related operating property as of April 1, 1994, the date of the transfer of ownership from AHC. The modified loans, which had an aggregate principal balance of $38,144,000 at November 30, 1996 and August 31, 1996, require interest-only payments on a monthly basis at a rate of 7% from April 1, 1994 through December 1, 1994, 9% for the period from January 1 through December 31, 1995, 11% for the period January 1 through December 31, 1996, 12% for the period January 1 through December 31, 1997, 13% for the period January 1 through December 31, 1998, 13.5% for the period January 1, 1999 through December 31, 1999 and 14% for the period January 1, 2000 through maturity on December 31, 2000.

      As discussed further in the Annual Report, effective September 1, 1995 the properties were leased to a newly formed company, ILM II Lease Corporation, pursuant to the terms of a master lease which covers all of the Senior Housing Facilities. ILM II Lease Corporation, which is taxable as a regular C Corporation and not as a REIT, was a wholly owned subsidiary of the Company as of August 31, 1995. On September 1, 1995, the Company distributed all of the shares of capital stock of ILM II Lease Corporation to the holders of record of the Company's common stock. Prior to the distribution on September 1, 1995, the Company capitalized ILM II Lease Corporation with $500,000 from its existing cash reserves, which was an amount estimated to provide ILM II Lease Corporation with necessary working capital. The master lease agreement is initially between ILM Holding, as owner and Lessor of the properties, and ILM II Lease Corporation, as Lessee. The master lease is a "triple-net" lease with an original fixed term expiring December 31, 2000 (December 31, 1999 with respect to the Santa Barbara property). The Lessor has the right to terminate the master lease as to any property sold by the Lessor as of the date of such sale. During the initial term of the master lease, ILM II Lease Corporation is obligated to pay annual base rent for the use of all of the Facilities in the aggregate amount of $3,548,700 for calendar year 1995 (prorated based on the commencement date of the lease), $4,035,600 for calendar years 1996 through 1999 and $3,555,427 for calendar year 2000 (reflects rent reduction attributable to termination of lease for Villa Santa Barbara on December 31, 1999). Beginning in fiscal 1997, and for each fiscal year thereafter, ILM II Lease Corporation will also be obligated to pay variable rent for each Facility. Such variable rent will be equal to 40% of the excess, if any, of the aggregate total revenues for the Facilities for fiscal 1997 or such subsequent fiscal year over $13,021,000. In addition, as the Lessee, ILM II Lease Corporation is responsible for paying all governmental taxes and assessments, utility charges, and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Facilities. The Lessor, as the owner of the Facilities, is responsible for major capital improvements and structural repairs to the Facilities.

      Combined summarized operating results of the Company's operating investment properties reflecting the rental income earned on individual tenant leases and the property operating expenses as reported by ILM II Lease Corporation in its quarterly filings with the United States Securities and Exchange Commission are as follows (in thousands):

                                   Three Months Ended   Three Months Ended
                                       11/30/96             11/30/95
                                       --------             --------

    Rental income                     $ 3,576               $3,165

    Expenses:
      Property management fees            192                  175
      Property operating expenses       1,837                1,631
      Real estate taxes                   125                  123
                                      -------               ------
                                        2,154                1,929
                                      -------               ------
                                      $ 1,422               $1,236
                                      =======               ======

3. Related Party Transactions

      Accounts receivable - related party at November 30, 1996 and August 31, 1996 represents advances made to ILM II Lease Corporation primarily for the purchase of personal property to operate the Senior Housing Facilities.

      The Advisor to the Company and its consolidated affiliate earned management fees of $32,000 for each of the three-month periods ended November 30, 1996 and 1995. Accounts payable - affiliates at both November 30, 1996 and August 31, 1996 consists of management fees of $32,000 payable to the Advisor.

      Included in general and administrative expenses for the three months ended November 30, 1996 and 1995 is $30,000 and $25,000, respectively, representing reimbursements to an affiliate of the Advisor for providing certain financial, accounting and investor communication services to the Company.

      Also included in general and administrative expenses for the three months ended November 30, 1996 and 1995 is $2,000 and $3,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Company's cash assets.

4.   Contingencies

      On July 29, 1996, ILM II Lease Corporation and ILM Holding ("the Companies") terminated a property management agreement with AHC covering the six Senior Housing Facilities leased by ILM II Lease Corporation from ILM Holding, the Company's consolidated affiliate. The management agreement was terminated for cause pursuant to Sections 1.05 (a) (i), (iii) and (iv) of the agreement. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. ILM II Lease Corporation and ILM Holding allege, among other things, that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies. Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an Answer in response to the litigation initiated by the Companies and a Counterclaim against ILM Holding. The Counterclaim alleges that the management agreement was wrongfully terminated for cause and requests damages which include the payment of a termination fee in the amount of $750,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, and recovery of attorney's fees and expenses. The Company has guaranteed the payment of the termination fee at issue in these proceedings. The Companies intend to diligently prosecute the case and to vigorously defend the counterclaims made by AHC. The eventual outcome of this termination dispute cannot presently be determined. Accordingly, no provision for any liability which might result from the Company's guaranty of the termination fee has been recorded in the accompanying financial statements.

      ILM II Lease Corporation has retained Capital Senior Management 2, Inc. ("Capital") of Dallas, Texas to be the new manager of the Senior Housing Facilities pursuant to a Management Agreement which commenced on July 29, 1996. The initial term of the Management Agreement expires on December 31, 2000, which coincides with the expiration of the master lease agreement between ILM Holding and ILM II Lease Corporation described in Note 2. Under the terms of the Management Agreement, in the event that the master lease agreement is extended beyond December 31, 2000, the Management Agreement will be extended as well, but not beyond July 29, 2001. Effective in November 1996, Lawrence A. Cohen, President, Chief Executive Officer and Director of the Company, was also named Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital. Under the terms of the Agreement, Capital will earn a Base Management Fee equal to 4% of the Gross Operating Revenues of the Senior Housing Facilities, as defined. Capital will also be eligible to earn an Incentive Management Fee equal to 25% of the amount by which the average monthly Net Cash Flow of the Senior Housing Facilities, as defined, for the twelve month period ending on the last day of each calendar month exceeds a specified Base Amount. Each August 31, beginning on August 31, 1997, the Base Amount will be increased based on the percentage increase in the Consumer Price Index. The Company has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. In conjunction with the execution of this Management Agreement, the Company entered into an agreement with Capital which specifies that if the Company chooses to sell the Senior Housing Facilities during the term of the agreement, Capital has the right to present first and last offers to purchase the Facilities. Notwithstanding such right, the Company may determine, at any time and in its sole discretion, not to engage in a sale transaction or to accept any offer received whether from Capital or a third party.

      As discussed in more detail in the Annual Report, the Company and its Advisor are involved in certain shareholder-related litigation. At the present time, management cannot estimate the impact, if any, that the resolution of these matters may have on the Company's financial statements, taken as a whole.

5. Subsequent Events

      On December 9, 1996, the Company's Board of Directors declared a quarterly dividend for the quarter ended November 30, 1996. On January 15, 1997, a dividend of $0.1625 per share of common stock, totalling $842,000, was paid to shareholders of record as of January 2, 1997.

               PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   As described further in the Company's Annual Report, the Company implemented a plan effective September 1, 1995 which involved master leasing the Senior Housing Facilities to a shareholder-owned operating company. As discussed further in the Annual Report, the Board of Directors believed that such a master lease structure was the best alternative to preserve the Company's REIT status, maximize potential shareholder returns and allow for the greatest flexibility to provide future liquidity to shareholders. In connection with the Company's restructuring plans, the Company formed a new corporation, ILM II Lease Corporation, for the purpose of operating the Senior Housing Facilities under the terms of a master lease agreement. As of August 31, 1995, ILM II Lease Corporation, which is taxable as a regular C corporation and not as a REIT, was a wholly-owned subsidiary of the Company. On September 1, 1995, after the Company received the required regulatory approval, it distributed all of the shares of capital stock of ILM II Lease Corporation to the holders of record of the Company's common stock. One share of common stock of ILM II Lease Corporation was issued for each full share of the Company's common stock held. Holders of the Company's common stock were not required to pay any cash or other consideration or to exchange their common stock of the Company for the common stock of ILM II Lease Corporation. The distribution of the capital stock of ILM II Lease Corporation did not affect the number of shares of the Company's common stock outstanding. Prior to the distribution, the Company capitalized ILM II Lease Corporation with $500,000 from its existing cash reserves, which was an amount estimated to provide ILM II Lease Corporation with necessary working capital. Prior to the distribution of the ILM II Lease Corporation stock, the Company's shareholders received an information statement fully describing ILM II Lease Corporation and the distribution of its capital stock.

   The master lease agreement is initially between the Company's consolidated subsidiary, ILM II Holding, Inc. ("ILM Holding") as owner and Lessor of the properties, and ILM II Lease Corporation as Lessee. The master lease is a "triple-net" lease with an original fixed term expiring December 31, 2000 (December 31, 1999 with respect to the Santa Barbara property). The Lessor has the right to terminate the master lease as to any property sold by the Lessor as of the date of such sale. During the term of the master lease, ILM II Lease Corporation is obligated to pay annual base rent for the use of all of the Facilities in the aggregate amount of $3,548,700 for calendar year 1995 (prorated based on the commencement date of the lease), $4,035,600 for calendar years 1996 through 1999 and $3,555,427 for calendar year 2000 (reflects rent reduction attributable to termination of lease for Villa Santa Barbara on December 31, 1999). Beginning in fiscal 1997, and for each fiscal year thereafter, ILM II Lease Corporation will also be obligated to pay variable rent to the Lessor for each Facility. Such variable rent will be equal to 40% of the excess, if any, of the aggregate total revenues for the Facilities for fiscal 1997 or such subsequent fiscal year over $13,021,000. In addition, as the Lessee, ILM II Lease Corporation is responsible for paying all governmental taxes and assessments, utility charges, and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Facilities. The Lessor, as the owner of the Facilities, is responsible for major capital improvements and structural repairs to the Facilities.

   The assumption of ownership of the properties through ILM Holding, which was organized as a regular C corporation for tax purposes, has resulted in a possible future tax liability which would be payable upon the ultimate sale of the properties (the "built-in gain tax"). The amount of such tax would be calculated based on the lesser of the total net gain realized from the sale transaction or the portion of the net gain realized upon a final sale which is attributable to the period during which the properties were held in a C corporation. The final phase of the Company's restructuring plans involves the conversion of ILM Holding to a REIT for tax purposes. Certain changes to the ownership structure of ILM Holding described further below, and which are necessary in order for ILM Holding to qualify as a REIT under the Internal Revenue Code, are expected to be made in time for ILM Holding to elect REIT status in conjunction with the filing of its calendar 1996 federal tax return. Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM Holding to a REIT would not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the properties were to be held for a period of at least 10 years from the date of the conversion of ILM Holding to a REIT. Based on management's current estimate of the increase in the values of the properties which has occurred since April 1994, as supported by independent appraisals, a sale of the properties at their current estimated market values prior to the end of the 10-year holding period could result in a built-in gain tax of as much as $2.3 million.

   In connection with the conversion of ILM Holding to a REIT, on November 21, 1996 the Company requested that PWPI cause PWP Holding to sell all of the stock held by PWP Holding in ILM Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM Holding represented by the stock. Subsequent to the end of the first quarter, on January 10, 1997, this transfer of the common stock of ILM Holding was completed at an agreed upon fair value of $40,000. With this transfer completed, ILM Holding is expected to be recapitalized such that the outstanding common stock and preferred stock will be replaced with 50,000 shares of new common stock and 275 shares of a new class of nonvoting, cumulative 8% preferred stock issued to the Company. Following the recapitalization, and prior to January 30, 1997, the Company is expected to make a charitable gift of one share of the preferred stock to each of up to 125 charitable organizations or other entities and individuals so that ILM Holding will meet the stock ownership requirements of a REIT. Dividends on the preferred stock will be cumulative from the date of issuance. The preferred stock will have a Liquidation Preference of $1,000 per share plus accrued and unpaid dividends. Since ILM Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation.

   On July 29, 1996, ILM II Lease Corporation and ILM Holding ("the Companies") terminated the property management agreement with Angeles Housing Concepts, Inc. ("AHC") covering the six Senior Housing Facilities leased by ILM II Lease Corporation from ILM Holding. The management agreement was terminated for cause pursuant to the terms of the contract. Simultaneously with the termination of the management agreement, the Companies filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. ILM II Lease Corporation and ILM Holding allege, among other things, that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies. Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an Answer in response to the litigation initiated by the Companies and a Counterclaim against ILM Holding. The Counterclaim alleges that the management agreement was wrongfully terminated for cause and requests damages which include the payment of a termination fee in the amount of $750,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, and recovery of attorney's fees and expenses. The Company has guaranteed the payment of the termination fee at issue in these proceedings. The Companies intend to diligently prosecute the case and to vigorously defend the counterclaims made by AHC. The eventual outcome of this termination dispute cannot presently be determined. Accordingly, no provision for any liability which might result from the Company's guaranty of the termination fee has been recorded in the accompanying financial statements.

   ILM II Lease  Corporation  has retained  Capital  Senior  Management  2, Inc.
("Capital") of Dallas, Texas to be the new manager of the Senior Housing Facilities pursuant to a Management Agreement which commenced on July 29, 1996. The initial term of the Management Agreement expires on December 31, 2000, which coincides with the expiration of the master lease agreement described above between ILM Holding and ILM II Lease Corporation. Under the terms of the Management Agreement, in the event that the master lease agreement is extended beyond December 31, 2000, the Management Agreement will be extended as well, but not beyond July 29, 2001. Effective in November 1996, Lawrence A. Cohen, President, Chief Executive Officer and Director of the Company, was also named Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital. Under the terms of the Agreement, Capital will earn a Base Management Fee equal to 4% of the Gross Operating Revenues of the Senior Housing Facilities, as defined. Capital will also be eligible to earn an Incentive Management Fee equal to 25% of the amount by which the average monthly Net Cash Flow of the Senior Housing Facilities, as defined, for the twelve month period ending on the last day of each calendar month exceeds a specified Base Amount. Each August 31, beginning on August 31, 1997, the Base Amount will be increased based on the percentage increase in the Consumer Price Index. The Company has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. In conjunction with the execution of this Management Agreement, the Company entered into an agreement with Capital which specifies that if the Company chooses to sell the Senior Housing Facilities during the term of the agreement, Capital has the right to present first and last offers to purchase the Facilities. Notwithstanding such right, the Company may determine, at any time and in its sole discretion, not to engage in a sale transaction or to accept any offer received whether from Capital or a third party.

   The Company's net operating cash flow is expected to be relatively stable and predictable now that the master lease structure is in place. The annual base rental payments owed to ILM Holding increased to $4,035,600 effective January 1, 1996 and will remain at that level for the remainder of the lease term. In addition, the Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation, as discussed further above, which becomes effective in January 1997. Accordingly, the Company expects that ILM Holding will receive variable rent payments in fiscal 1997. As a result of the status of the Company's net operating cash flow under the current master lease arrangement, the Company has increased its quarterly dividend payment from $0.125 per share to $0.1625 per share effective with the dividend paid in January 1997 for the quarter ended November 30, 1996. This increase raises the dividend payment to the equivalent of a 6.5% annual return on the original offering price of the Company's common stock. As noted above, ILM Holding, as Lessor, is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. Management is currently reviewing with the new property management team annual operating budgets and capital expenditure plans which include an ongoing program to replace air-conditioning units at the Santa Barbara facility, as well as planned roof repairs at Overland Park Place and The Palms. In addition, the Company is investigating the potential to acquire adjacent land and to expand several facilities that are located in strong markets. Depending on the extent of any expansions deemed appropriate, such plans could result in the need for substantial capital.

   At November 30, 1996, the Company had cash and cash equivalents of $1,984,000. Such amounts will be used for the working capital requirements of the Company, along with the possible investment in the properties owned by the Company's consolidated affiliate for certain capital improvements, and for dividends to the shareholders. Future capital improvements could be financed from operations or through borrowings, depending on the magnitude of the improvements, the availability of financing and the Company's incremental borrowing rate. The source of future liquidity and dividends to the shareholders is expected to be through master lease payments from ILM II Lease Corporation, interest income earned on invested cash reserves and proceeds from the future sales of the underlying operating investment properties. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis. At the present time, the Company's consolidated subsidiary, ILM Holding, is not expected to have sufficient cash flow during fiscal 1997 to (i) meet its obligations to make the debt service payments due to the Company under the mortgage loans, (ii) pay for capital improvements and structural repairs in accordance with the terms of its master lease with ILM II Lease Corporation and (iii) pay for costs that may be incurred in defending AHC's counterclaim against ILM Holding, as discussed further above. If ILM Holding's liquidity problem is not resolved through the Company's completion of its restructuring plans or otherwise, ILM Holding may not be able to make payments on the mortgage loans to the Company in the amounts required by the applicable loan agreements. The Company generally will be obligated to distribute annually at least 95% of its taxable income to its Shareholders in order to continue to qualify as a REIT under the Internal Revenue Code.

Results of Operations
Three Months Ended November 30, 1996

   Net income increased by $179,000 for the three months ended November 30, 1996, when compared to the same period in the prior year. The increase in net income was mainly due to a decrease in general and administrative expenses of $165,000. General and administrative expenses decreased mainly due to a reduction in professional fees. Professional fees declined primarily as a result of certain non-recurring legal expenses incurred during the prior period in connection with the restructuring of the Company and the spin off of ILM II Lease Corporation, as discussed further above. A small increase in interest income and a slight decline in depreciation expense also contributed to the improvement in net income for the current three-month period.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

   As previously disclosed, the Company's management was named as a defendant in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of interests in the various limited partnership investments and REIT stocks, including those offered by the Company. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Company and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and a ruling by the court as a result of this final hearing is currently pending.

   Mediation with respect to the Abbate, Bandrowski and Barstad actions described in the Company's Annual Report was held in December 1996. As a result of such mediation, a tentative settlement between PaineWebber and the plaintiffs was reached which would provide for complete resolution of all three actions.
PaineWebber anticipates that releases and dismissals with regard to these actions will be received by February 1997.

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


                         PAINEWEBBER INDEPENDENT LIVING
                              By: MORTGAGE INC. II





                            By: /s/ Walter V. Arnold
                                --------------------
                                Walter V. Arnold
                                Senior Vice President, Chief
                                Financial Officer and Treasurer


Dated:  January 17, 1997