Form 10-Q
period 1997-02-28
PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC II
filed 1997-04-21
CIK 861880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended February 28, 1997

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from to .

                         Commission File Number: 0-18942

               PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II
            (Exact name of registrant as specified in its charter)

      Virginia                                                06-1293758
(State of organization)                                     (I.R.S. Employer
                                                           Identification  No.)

1285 Avenue of the Americas, New York, New York                       10019
    (Address of principal executive office)                         (Zip Code)

Registrant's telephone number, including area code     (800) 225-1174

         Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
 Title of each class                                        which registered
Shares of Common Stocks                                          None

Securities  registered  pursuant to Section 12(g) of the Act:

                             SHARES OF COMMON STOCK
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No ____
                                   -----

Shares of common stock outstanding as of February 28, 1997: 5,181,236. The aggregate sales price of the shares sold was $51,812,356. This does not reflect market value. There is no current market for these shares.

               PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II

                           CONSOLIDATED BALANCE SHEETS
                February 28, 1997 and August 31, 1996 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                     February 28    August 31
                                                     ------------    ---------

Operating investment properties, at cost:
   Land                                              $   5,030      $   5,030
   Building and improvements                            28,969         28,946
   Furniture, fixtures and equipment                     3,765          3,765
                                                     ---------      ---------
                                                        37,764         37,741
   Less:  accumulated depreciation                      (6,641)        (6,005)
                                                     ---------      ---------
                                                        31,123         31,736

Cash and cash equivalents                                2,167          1,694
Interest and other receivables                             204            181
Accounts receivable - related party                        233            225
Prepaid expenses and other assets                           31              9
Deferred rent receivable                                   115            131
                                                     ---------      ---------
                                                     $  33,873      $  33,976
                                                     =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                $      78      $      68
Accounts payable - affiliates                               32             32
Minority interest in ILM Holding                           111              -
Shareholders' equity                                    33,652         33,876
                                                    ----------      ---------
                                                    $   33,873      $  33,976
                                                    ==========      =========


















                             See accompanying notes.

               PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II

                        CONSOLIDATED STATEMENTS OF INCOME
  For the three and six months ended February 28, 1997 and February 29, 1996
                                 (Unaudited)
                    (In thousands, except per share amounts)


                                 Three Months Ended        Six Months Ended
                                    February 28/29,         February 28/29,
                               ---------------------     --------------------
                                 1997         1996         1997        1996
                                 ----         ----         ----        ----

Revenues:
   Rental income               $  1,132      $  1,001     $ 2,133     $ 2,002
   Interest income                   23            14          44          29
                               --------      --------     -------     -------
                                  1,155         1,015       2,177       2,031

Expenses:
   Depreciation expense             318           318         636         636
   Management fees                   33            33          65          65
   General and administrative       148           106         186         309
   Directors' compensation           15             6          24          12
                               --------      --------     -------     -------
                                    514           463         911       1,022
                               --------      --------     -------     -------

Net income                     $    641      $    552     $ 1,266     $ 1,009
                               ========      ========     =======     =======

Earnings per share of
  common stock                    $0.12         $0.11       $0.24       $0.19
                                  =====         =====       =====       =====

Cash dividends paid per
  share of common stock           $0.16         $0.13       $0.29       $0.25
                                  =====         =====       =====       =====


   The above earnings and cash dividends paid per share of common stock are based upon the 5,181,236 shares outstanding for each period.


















                             See accompanying notes.

                 PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
  For the six months ended February 28, 1997 and February 29, 1996 (Unaudited)
                                 (In thousands)



                           Common Stock     Additional
                         $.01 Par Value     Paid-in     Accumulated
                         Shares  Amount     Capital     Deficit       Total
                         ------  ------     -------     -------       -----

Shareholders' equity
at August 31, 1995       5,181    $  52    $44,823     $(9,995)     $34,880

Cash dividends paid          -        -          -      (1,296)      (1,296)

Distribution of
stock in ILM II
Lease Corporation            -        -          -        (500)        (500)

Net income                   -        -          -       1,009        1,009
                         -----    -----    -------    --------      -------

Shareholders' equity
at February 29, 1996     5,181    $  52    $44,823    $(10,782)     $34,093
                         =====    =====    =======    ========      =======

Shareholders' equity
at August 31, 1996      5,181     $  52    $44,823    $(10,999)     $33,876

Cash dividends paid         -         -          -      (1,490)      (1,490)

Net income                  -         -          -       1,266        1,266
                         ----     -----    -------    --------      -------

Shareholders' equity
at February 28, 1997    5,181    $   52    $44,823    $(11,223)     $33,652
                        =====    ======    =======    ========      =======
















                             See accompanying notes.

                 PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the six months ended February 28, 1997 and February 29, 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                            1997        1996
                                                            ----        ----
Cash flows from operating activities:
   Net income                                            $  1,266     $ 1,009
   Adjustments to reconcile net income
    to net cash provided by operating activities:
     Depreciation expense                                     636         636
     Charitable contribution of preferred stock
         in ILM Holding                                       111           -
     Changes in assets and liabilities:
      Accounts receivable - related party                      (8)         74
      Interest and other receivables                          (23)         43
      Deferred rent receivable                                 16        (146)
      Prepaid expenses and other assets                       (22)        119
      Accounts payable - affiliates                             -         (45)
      Accounts payable and accrued expenses                    10        (582)
                                                         --------     -------
            Total adjustments                                 720          99
                                                         --------     -------
            Net cash provided by operating activities       1,986       1,108

Cash flows from investing activities:
   Funding of initial working
     capital to ILM II Lease Corporation                        -        (500)
   Additions to operating investment properties               (23)       (125)
                                                         --------     -------
            Net cash used in investing activities             (23)       (625)

Cash flows from financing activities:
   Cash dividends paid to shareholders                     (1,490)     (1,296)
                                                         --------     -------

Net increase (decrease) in cash and cash equivalents          473        (813)

Cash and cash equivalents, beginning of period              1,694       2,409
                                                         --------     -------

Cash and cash equivalents, end of period                 $  2,167     $ 1,596
                                                         ========     =======











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

      The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of February 28, 1997 and August 31, 1996 and revenues and expenses for each of the three and six month periods ended February 28, 1997 and February 29, 1996. Actual results could differ from the estimates and assumptions used.

      As discussed in the Company's Annual Report, the accompanying financial statements reflect the consolidated financial position, results of operations and cash flows of the Company and ILM II Holding, Inc. ("ILM Holding"). ILM Holding holds title to the six Senior Housing Facilities which comprise the balance of operating investment properties on the accompanying consolidated balance sheets, subject to certain mortgage loans payable to the Company. Such mortgage loans and the related interest expense are eliminated in consolidation. The capital stock of ILM Holding was originally owned by the Company and PWP Holding, Inc. ("PWP Holding"), a wholly owned subsidiary of PaineWebber Properties Incorporated ("PWPI"), which is an affiliate of the Advisor. ILM Holding had issued 100 shares of Series A Preferred Stock to the Company in return for a capital contribution in the amount of $495,000 and had issued 10,000 shares of Common Stock to PWP Holding in return for a capital contribution in the amount of $5,000. The common stock represented approximately 99 percent of the voting power and 1 percent of the economic interest in ILM Holding, while the preferred stock represented approximately 1 percent of the voting power and 99 percent of the economic interest in ILM Holding.

      As discussed further in the Annual Report, the Company has been attempting to continue its restructuring plans by converting ILM Holding to a real estate investment trust ("REIT") for tax purposes. In connection with these plans, on November 21, 1996 the Company requested that PWPI cause PWP Holding to sell all of the stock held by PWP Holding in ILM Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM Holding represented by the common stock. Subsequent to the end of the first quarter, on January 10, 1997, this transfer of the common stock of ILM Holding was completed at an agreed upon fair value of $40,000. With this transfer completed, effective January 23, 1997 ILM Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of a new class of nonvoting, 8% cumulative preferred stock issued to the Company. The number of authorized shares of preferred and common stock in ILM Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the preferred stock in ILM Holding to each of 111 charitable organizations so that ILM Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The preferred stock has a Liquidation Preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the preferred stock will accrue at a rate of 8% per annum on the original $1,000 Liquidation Preference and will be cumulative from the date of issuance. Since ILM Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. The Company has recorded the contribution of the preferred stock in ILM Holding to the charitable organizations at the amount of the initial Liquidation Preference of $111,000. Such amount is included in general and administrative expenses on the accompanying statements of income for the three and six months ended February 28, 1997.

       At a Board meeting on January 10, 1997, the Company's Advisor recommended the immediate sale of the senior housing facilities held by the Company and an affiliated entity, PaineWebber Independent Living Mortgage Fund, Inc. ("ILM1"), by means of a controlled auction to be conducted by PaineWebber, at no additional compensation, with PaineWebber offering to purchase the properties for a specified price, thereby guaranteeing the shareholders a "floor" price. The Advisor also stated that if PaineWebber purchased the properties at the specified price and were then able to resell the properties at a higher price, PaineWebber would pay any "excess profits" to the shareholders. To assist the Company and ILM II Lease Corporation (see
     Note 2) in evaluating the Advisor's proposal, a disinterested, independent investment banker with expertise in healthcare REITs and independent/assisted living financings was engaged. Following a comprehensive analysis, the investment banker recommended that the Company decline the Advisor's proposal and instead investigate expansion and restructuring alternatives. The Company and ILM II Lease Corporation are presently analyzing the Advisor's proposal and the recommendations and other information provided by the independent investment banker.

       In addition, the Company and ILM II Lease Corporation are reviewing various restructuring alternatives that could further increase shareholder value and liquidity. The Company and ILM II Lease Corporation are analyzing a merger of the Company with ILM Holding and are also considering possibly merging the Company with ILM1 and ILM II Lease Corporation with ILM I Lease Corporation. In addition, the Company is exploring listing its shares on an exchange or, alternatively, having them trade through NASDAQ. The Company has not fully evaluated any of these alternatives and is not in a position at this time to recommend any actions to the shareholders. There can be no assurance that the Company will recommend taking any of such actions.

2.    Operating Investment Properties Subject to Master Lease

      The accompanying financial statements include the Company's investments in six Senior Housing Facilities. The name, location and size of the properties and the date that the Company made its initial investment in such assets are as set forth below:

                                                          Rentable         Date of
      Name                         Location               Units (1)        Investment (2)
      ----                         --------               ---------        --------------

      The Palms                    Fort Myers, FL          204 Units        7/18/90
      Crown Villa                  Omaha, NE                73 Units        4/25/91
      Overland Park Place          Overland Park, KS       137 Units        4/9/92
      Rio Las Palmas               Stockton, CA            162 Units        5/14/92
      The Villa at Riverwood       St. Louis County, MO    119 Units        5/29/92
      Villa Santa Barbara (3)      Santa Barbara, CA       123 Units        7/13/92

     (1)Represents rentable units as of April 1, 1994, the effective date of the transfer of ownership to ILM Holding. Rentable units exclude manager units, assistant manager units and other units converted to non-rental usage. These unit counts will be updated upon the completion of the new property management team's current program of placing non-rental units back into service.

     (2)Represents the date of the Company's  original mortgage loan to Angeles
        Housing  Concepts,  Inc. ("AHC").  See the further  discussion in   the
        Annual Report.

     (3)The acquisition of the Santa Barbara Facility was financed jointly by the Company and ILM1. All amounts generated from Villa Santa Barbara
        are  equitably   apportioned  between  the Company,  together  with its
        consolidated   subsidiary,  and  ILM1,  together  with its consolidated
        subsidiary,  generally 75% and 25%, respectively.

      As discussed in Note 1, ILM Holding holds title to each Senior Housing Facility subject to a first mortgage loan payable to the Company. The principal balance on each loan was modified to reflect the estimated fair value of the related operating property as of April 1, 1994, the date of the transfer of ownership from AHC. The modified loans, which had an aggregate principal balance of $38,144,000 at February 28, 1997 and August 31, 1996, require interest-only payments on a monthly basis at a rate of 7% from April 1, 1994 through December 1, 1994, 9% for the period from January 1 through December 31, 1995, 11% for the period January 1 through December 31, 1996, 12% for the period January 1 through December 31, 1997, 13% for the period January 1 through December 31, 1998, 13.5% for the period January 1, 1999 through December 31, 1999 and 14% for the period January 1, 2000 through maturity on December 31, 2000.

      As discussed further in the Annual Report, effective September 1, 1995 the properties were leased to a newly formed company, ILM II Lease Corporation, pursuant to the terms of a master lease which covers all of the Senior Housing Facilities. ILM II Lease Corporation, which is taxable as a regular C Corporation and not as a REIT, was a wholly owned subsidiary of the Company as of August 31, 1995. On September 1, 1995, the Company distributed all of the shares of capital stock of ILM II Lease Corporation to the holders of record of the Company's common stock. Prior to the distribution on September 1, 1995, the Company capitalized ILM II Lease Corporation with $500,000 from its existing cash reserves, which was an amount estimated to provide ILM II Lease Corporation with necessary working capital. The master lease agreement is between ILM Holding, as owner and Lessor of the properties, and ILM II Lease Corporation, as Lessee. The master lease is a "triple-net" lease with an original fixed term expiring December 31, 2000 (December 31, 1999 with respect to the Santa Barbara property). The Lessor has the right to terminate the master lease as to any property sold by the Lessor as of the date of such sale. During the initial term of the master lease, ILM II Lease Corporation is obligated to pay annual base rent for the use of all of the Facilities in the aggregate amount of $3,548,700 for calendar year 1995 (prorated based on the commencement date of the lease), $4,035,600 for calendar years 1996 through 1999 and $3,555,427 for calendar year 2000 (reflects rent reduction attributable to termination of lease for Villa Santa Barbara on December 31, 1999). Beginning in the second quarter of fiscal 1997, and for each fiscal quarter thereafter, ILM II Lease Corporation will also be obligated to pay variable rent for each Facility. Such variable rent will be equal to 40% of the excess, if any, of the aggregate total revenues for the Facilities for such fiscal quarter over $3,255,250. The Company earned variable rent of $131,000 for the three months ended February 28, 1997. In addition, as the Lessee, ILM II Lease Corporation is responsible for paying all governmental taxes and assessments, utility charges, and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Facilities. The Lessor, as the owner of the Facilities, is responsible for major capital improvements and structural repairs to the Facilities.

      Combined summarized operating results of the Company's operating investment properties reflecting the rental income earned on individual tenant leases and the property operating expenses as reported by ILM II Lease Corporation in its quarterly filings with the United States Securities and Exchange Commission are as follows (in thousands):

                                   Three Months Ended      Six Months Ended
                                     February 28/29,        February 28/29,
                                   ------------------     ------------------
                                     1997       1996        1997        1996
                                     ----       ----        ----        ----

    Rental income                  $3,582      $3,233      $7,158      $6,398

    Expenses:
      Property management fees        188         178         380         353
      Property operating expenses   1,907       1,764       3,744       3,343
      Real estate taxes               129         179         254         352
                                   ------      ------      ------      ------
                                    2,224       2,121       4,378       4,048
                                   ------      ------      ------      ------
                                   $1,358      $1,112      $2,780      $2,350
                                   ======      ======      ======      ======

3. Related Party Transactions

      Accounts receivable - related party at February 28, 1997 and August 31, 1996 includes advances made to ILM II Lease Corporation primarily for the purchase of personal property to operate the Senior Housing Facilities. Accounts receivable - related party at February 28, 1997 also includes additional variable rent due from ILM II Lease Corporation in accordance with the terms of the Master Lease Agreement.

      The Advisor to the Company earned management fees of $65,000 for each of the six-month periods ended February 28, 1997 and February 29, 1996. Accounts payable - affiliates at both February 28, 1997 and August 31, 1996 consists of management fees of $32,000 payable to the Advisor.

      Included in general and administrative expenses for the six months ended February 28, 1997 and February 29, 1996 is $59,000 and $55,000, respectively, representing reimbursements to an affiliate of the Advisor for providing certain financial, accounting and investor communication services to the Company.

      Also included in general and administrative expenses for the six months ended February 28, 1997 and February 29, 1996 is $2,000 and $4,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Company's cash assets.

4.   Contingencies

      On July 29, 1996, ILM II Lease Corporation and ILM Holding ("the Companies") terminated a property management agreement with AHC covering the six Senior Housing Facilities leased by ILM II Lease Corporation from ILM Holding, the Company's consolidated affiliate. The management agreement was terminated for cause pursuant to Sections 1.05 (a) (i), (iii) and (iv) of the agreement. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. ILM II Lease Corporation and ILM Holding allege, among other things, that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies. Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an Answer in response to the litigation initiated by the Companies and a Counterclaim against ILM Holding. The Counterclaim alleges that the management agreement was wrongfully terminated for cause and requests damages which include the payment of a termination fee in the amount of $750,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, and recovery of attorney's fees and expenses. The Company has guaranteed the payment of the termination fee at issue in these proceedings to the extent that any termination fee is deemed payable by the court and in the event that ILM II Lease Corporation fails to perform pursuant to its obligations under the management agreement. The Companies intend to diligently prosecute the case and to vigorously defend the counterclaims made by AHC. The discovery process is currently underway. The court initially set a trial date of April 28, 1997 but, at AHC's request, recently rescheduled the trial for June 23, 1997. The eventual outcome of this termination dispute cannot presently be determined. Accordingly, no provision for any liability which might result from the Company's guaranty of the termination fee has been recorded in the accompanying financial statements.

      ILM II Lease Corporation retained Capital Senior Management 2, Inc. ("Capital") of Dallas, Texas to be the new manager of the Senior Housing Facilities pursuant to a Management Agreement which commenced on July 29, 1996. The initial term of the Management Agreement expires on December 31, 2000, which coincides with the expiration of the master lease agreement between ILM Holding and ILM II Lease Corporation described in Note 2. Under the terms of the Management Agreement, in the event that the master lease agreement is extended beyond December 31, 2000, the Management Agreement will be extended as well, but not beyond July 29, 2001. Effective in November 1996, Lawrence A. Cohen, President, Chief Executive Officer and Director of the Company, was also named Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital. Under the terms of the Management Agreement, Capital earns a Base Management Fee equal to 4% of the Gross Operating Revenues of the Senior Housing Facilities, as defined. Capital is also eligible to earn an Incentive Management Fee equal to 25% of the amount by which the average monthly Net Cash Flow of the Senior Housing Facilities, as defined, for the twelve month period ending on the last day of each calendar month exceeds a specified Base Amount. Each August 31, beginning on August 31, 1997, the Base Amount will be increased based on the percentage increase in the Consumer Price Index. The Company has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement in the event that ILM II Lease Corporation fails to perform pursuant to its obligations. In conjunction with the execution of this Management Agreement, the Company entered into an agreement with Capital which specifies that if the Company chooses to sell the Senior Housing Facilities during the term of the agreement, Capital has the right to present first and last offers to purchase the Facilities. Notwithstanding such right, the Company may determine, at any time and in its sole discretion, not to engage in a sale transaction or to accept any offer received whether from Capital or a third party.

      On February 4, 1997, AHC filed a Complaint in the Superior Court of the State of California against Capital, Lawrence Cohen, and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint seeks damages of at least $2,000,000. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber Properties employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. The defendants intend to vigorously defend the claims made against them in the California litigation. The eventual outcome of this litigation cannot presently be determined and, accordingly, no provision for any liability has been recorded in the accompanying financial statements.

      As discussed in more detail in the Annual Report, the Company and its Advisor have been involved in certain shareholder-related litigation. In March 1997, the United States District Court for the Southern District of New York announced its final approval of the proposed settlement of the New York Limited Partnership Actions (see the Annual Report for further information). As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Company) for any amounts that it is required to pay under the settlement. In addition, in December 1996 PaineWebber agreed to settle the Abbate, Bandrowski and Barstad actions discussed further in the Annual Report. Final releases and dismissals with regard to these actions are expected to be received in April 1997. Based on the settlement agreements discussed above covering all of the outstanding shareholder litigation, management does not expect that the resolution of these matters will have a material impact on the Company's financial statements, taken as a whole.

5. Subsequent Events

      On March 14, 1997, the Company's Board of Directors declared a quarterly dividend for the quarter ended February 28, 1997. On April 15, 1997, a dividend of $0.1625 per share of common stock, totalling approximately $842,000, will be paid to shareholders of record as of March 31, 1997.

               PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

   As described further in the Company's Annual Report, the Company implemented a plan effective September 1, 1995 which involved master leasing the Senior Housing Facilities to a shareholder-owned operating company. As discussed further in the Annual Report, the Board of Directors believed that such a master lease structure was the best alternative to preserve the Company's REIT status, maximize potential shareholder returns and allow for the greatest flexibility to provide future liquidity to shareholders. In connection with the Company's restructuring plans, the Company formed a new corporation, ILM II Lease Corporation, for the purpose of operating the Senior Housing Facilities under the terms of a master lease agreement. As of August 31, 1995, ILM II Lease Corporation, which is taxable as a regular C corporation and not as a REIT, was a wholly-owned subsidiary of the Company. On September 1, 1995, after the Company received the required regulatory approval, it distributed all of the shares of capital stock of ILM II Lease Corporation to the holders of record of the Company's common stock. The master lease agreement is between the Company's consolidated subsidiary, ILM II Holding, Inc. ("ILM Holding") as owner and Lessor of the properties, and ILM II Lease Corporation as Lessee. The master lease is a "triple-net" lease with an original fixed term expiring December 31, 2000 (December 31, 1999 with respect to the Santa Barbara property). The Lessor has the right to terminate the master lease as to any property sold by the Lessor as of the date of such sale. During the term of the master lease, ILM II Lease Corporation is obligated to pay annual base rent for the use of all of the Facilities in the aggregate amount of $3,548,700 for calendar year 1995 (prorated based on the commencement date of the lease), $4,035,600 for calendar years 1996 through 1999 and $3,555,427 for calendar year 2000 (reflects rent reduction attributable to termination of lease for Villa Santa Barbara on December 31, 1999). Beginning in the second quarter of fiscal 1997, and for each fiscal quarter thereafter, ILM II Lease Corporation will also be obligated to pay variable rent to the Lessor for each Facility. Such variable rent will be equal to 40% of the excess, if any, of the aggregate total revenues for the Facilities for such fiscal quarter over $3,255,250. The Company earned variable rent of $131,000 for the three months ended February 28, 1997. In addition, as the Lessee, ILM II Lease Corporation is responsible for paying all governmental taxes and assessments, utility charges, and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Facilities. The Lessor, as the owner of the Facilities, is responsible for major capital improvements and structural repairs to the Facilities.

   As discussed further in the Annual Report, the Company has been attempting to continue its restructuring plans by converting ILM Holding to a real estate investment trust ("REIT") for tax purposes. In connection with these plans, on November 21, 1996 the Company requested that PWPI cause PWP Holding to sell all of the stock held by PWP Holding in ILM Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM Holding represented by the common stock. Subsequent to the end of the first quarter, on January 10, 1997, this transfer of the common stock of ILM Holding was completed at an agreed upon fair value of $40,000. With this transfer completed, effective January 23, 1997 ILM Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of a new class of nonvoting, 8% cumulative preferred stock issued to the Company. The number of authorized shares of preferred and common stock in ILM Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the preferred stock in ILM Holding to each of 111 charitable organizations so that ILM Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The preferred stock has a Liquidation Preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the preferred stock will accrue at a rate of 8% per annum on the original $1,000 Liquidation Preference and will be cumulative from the date of issuance. Since ILM Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. The Company has recorded the contribution of the preferred stock in ILM Holding to the charitable organizations at the amount of the initial Liquidation Preference of $111,000. Such amount is included in general and administrative expenses on the accompanying statements of income for the three and six months ended February 28, 1997.

   At a Board meeting on January 10, 1997, the Company's Advisor recommended the immediate sale of the senior housing facilities held by the Company and an affiliated entity, PaineWebber Independent Living Mortgage Fund, Inc. ("ILM1"), by means of a controlled auction to be conducted by PaineWebber, at no additional compensation, with PaineWebber offering to purchase the properties for a specified price, thereby guaranteeing the shareholders a "floor" price. The Advisor also stated that if PaineWebber purchased the properties at the specified price and were then able to resell the properties at a higher price, PaineWebber would pay any "excess profits" to the shareholders. To assist the Company and ILM II Lease Corporation in evaluating the Advisor's proposal, a disinterested, independent investment banker with expertise in healthcare REITs and independent/assisted living financings was engaged. Following a comprehensive analysis, the investment banker recommended that the Company decline the Advisor's proposal and instead investigate expansion and restructuring alternatives. The Company and ILM II Lease Corporation are presently analyzing the Advisor's proposal and the recommendations and other information provided by the independent investment banker.

   The Company and ILM II Lease Corporation are also considering additional steps to increase shareholder value and liquidity. Several new programs have recently been adopted across the Company's portfolio which are expected to increase revenues and cash flow from the properties. These include increasing the number of rentable apartment units as live-in facility managers move from the properties and increasing rental rates at properties that have maintained high occupancy levels and are located in strong markets. Another program to increase revenues and cash flow involves investigating the potential for future expansions of several of the facilities which are located in areas that have particularly strong markets for senior housing.

   In addition, the Company and ILM II Lease Corporation are reviewing various restructuring alternatives that could further increase shareholder value and liquidity. The Company and ILM II Lease Corporation are analyzing a merger of the Company with ILM Holding and are also considering possibly merging the Company with ILM1 and ILM II Lease Corporation with ILM I Lease Corporation. In addition, the Company is exploring listing its shares on an exchange or, alternatively, having them trade through NASDAQ. The Company has not fully evaluated any of these alternatives and is not in a position at this time to recommend any actions to the shareholders. There can be no assurance that the Company will recommend taking any of such actions.

   The assumption of ownership of the properties through ILM Holding, which was organized as a regular C corporation for tax purposes, has resulted in a possible future tax liability which would be payable upon the ultimate sale of the properties (the "built-in gain tax"). The amount of such tax would be calculated based on the lesser of the total net gain realized from the sale transaction or the portion of the net gain realized upon a final sale which is attributable to the period during which the properties were held in a C corporation. Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM Holding to a REIT will not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the properties were to be held for a period of at least 10 years from the date of the conversion of ILM Holding to a REIT. Based on management's estimate of the increase in the values of the properties which occurred since April 1994, as supported by independent appraisals, a sale of the properties at their estimated market values prior to the end of the 10-year holding period could result in a built-in gain tax of as much as $2.3 million.

   On July 29, 1996, ILM II Lease Corporation and ILM Holding ("the Companies") terminated the property management agreement with Angeles Housing Concepts, Inc. ("AHC") covering the six Senior Housing Facilities leased by ILM II Lease Corporation from ILM Holding. The management agreement was terminated for cause pursuant to the terms of the contract. Simultaneously with the termination of the management agreement, the Companies filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. ILM II Lease Corporation and ILM Holding allege, among other things, that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies. Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an Answer in response to the litigation initiated by the Companies and a Counterclaim against ILM Holding. The Counterclaim alleges that the management agreement was wrongfully terminated for cause and requests damages which include the payment of a termination fee in the amount of $750,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, and recovery of attorney's fees and expenses. The Company has guaranteed the payment of the termination fee at issue in these proceedings to the extent that any termination fee is deemed payable by the court and in the event that ILM II Lease Corporation fails to perform pursuant to its obligations under the management agreement. The Companies intend to diligently prosecute the case and to vigorously defend the counterclaims made by AHC. The discovery process is currently underway. The court initially set a trial date of April 28, 1997 but, at AHC's request, recently rescheduled the trial for June 23, 1997. The eventual outcome of this termination dispute cannot presently be determined. Accordingly, no provision for any liability which might result from the Company's guaranty of the termination fee has been recorded in the accompanying financial statements.

   ILM II Lease Corporation retained Capital Senior Management 2, Inc. ("Capital") of Dallas, Texas to be the new manager of the Senior Housing Facilities pursuant to a Management Agreement which commenced on July 29, 1996. The initial term of the Management Agreement expires on December 31, 2000, which coincides with the expiration of the master lease agreement described above between ILM Holding and ILM II Lease Corporation. Under the terms of the Management Agreement, in the event that the master lease agreement is extended beyond December 31, 2000, the Management Agreement will be extended as well, but not beyond July 29, 2001. Effective in November 1996, Lawrence A. Cohen, President, Chief Executive Officer and Director of the Company, was also named Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital. Under the terms of the Management Agreement, Capital earns a Base Management Fee equal to 4% of the Gross Operating Revenues of the Senior Housing Facilities, as defined. Capital is also eligible to earn an Incentive Management Fee equal to 25% of the amount by which the average monthly Net Cash Flow of the Senior Housing Facilities, as defined, for the twelve month period ending on the last day of each calendar month exceeds a specified Base Amount. Each August 31, beginning on August 31, 1997, the Base Amount will be increased based on the percentage increase in the Consumer Price Index. The Company has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement in the event that ILM II Lease Corporation fails to perform pursuant to its obligations. In conjunction with the execution of this Management Agreement, the Company entered into an agreement with Capital which specifies that if the Company chooses to sell the Senior Housing Facilities during the term of the agreement, Capital has the right to present first and last offers to purchase the Facilities. Notwithstanding such right, the Company may determine, at any time and in its sole discretion, not to engage in a sale transaction or to accept any offer received whether from Capital or a third party.

   On February 4, 1997, AHC filed a Complaint in the Superior Court of the State of California against Capital, Lawrence Cohen, and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint seeks damages of at least $2,000,000. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber Properties employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. The defendants intend to vigorously defend the claims made against them in the California litigation. The eventual outcome of this litigation cannot presently be determined and, accordingly, no provision for any liability has been recorded in the accompanying financial statements.

   The Company's net operating cash flow is expected to be relatively stable and predictable now that the master lease structure is in place. The annual base rental payments owed to ILM Holding increased to $4,035,600 effective January 1, 1996 and will remain at that level for the remainder of the lease term. In addition, the Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation, as discussed further above, which became effective on December 1, 1996. As a result of the status of the Company's net operating cash flow under the current master lease arrangement, the Company increased its quarterly dividend payment from $0.125 per share to $0.1625 per share effective with the dividend paid in January 1997 for the quarter ended November 30, 1996. This increase raises the dividend payment to the equivalent of a 6.5% annual return on the original offering price of the Company's common stock.

   As noted above, ILM Holding, as Lessor, is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. The fiscal 1997 capital expenditure plans include an ongoing program to replace air-conditioning units at the Santa Barbara facility, as well as planned roof repairs at Overland Park Place and The Palms. In addition, as discussed in the Annual Report, the Company has been investigating the potential to expand certain facilities that are located in strong markets. Specifically, the investigation has focused on the facilities located in Fort Myers and Omaha. The Board of Directors has concluded that obtaining control of adjacent land for future expansion purposes could add significant value to these properties. In addition, the Board also believes that pursuing potential expansion opportunities could yield substantial increases in cash flow and value. Management is currently reviewing the feasibility of purchasing vacant land which is adjacent to the Omaha facility. The Fort Myers facility already includes approximately 1.5 acres of developable land which was purchased in 1995 and added to the original 4.5 acre site. This excess land could potentially accommodate a sizable expansion of the existing facility. A comprehensive cost-benefit analysis of any potential expansion program will be prepared and evaluated before any expansion decision is made. Depending on the extent of any expansions deemed appropriate, such plans could result in the need for substantial capital.

   At February 28, 1997, the Company had cash and cash equivalents of $2,167,000. Such amounts will be used for the working capital requirements of the Company, along with the possible investment in the properties owned by the Company's consolidated affiliate for certain capital improvements, and for dividends to the shareholders. Future capital improvements could be financed from operations or through borrowings depending on the magnitude of the improvements, the availability of financing and the Company's incremental borrowing rate or from possible future equity offerings depending on the market. The source of future liquidity and dividends to the shareholders is expected to be through master lease payments from ILM II Lease Corporation, interest income earned on invested cash reserves and proceeds from the future sales of the underlying operating investment properties. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis. At the present time, the Company's consolidated subsidiary, ILM Holding, is not expected to have sufficient cash flow during fiscal 1997 to (i) meet its obligations to make the debt service payments due to the Company under the mortgage loans, (ii) pay for capital improvements and structural repairs in accordance with the terms of its master lease with ILM II Lease Corporation and (iii) pay for costs that may be incurred in defending
AHC's counterclaim against ILM Holding, as discussed further above. If ILM Holding's liquidity problem is not resolved through the Company's completion of its restructuring plans or otherwise, ILM Holding may not be able to make payments on the mortgage loans to the Company in the amounts required by the applicable loan agreements. The Company generally will be obligated to distribute annually at least 95% of its taxable income to its Shareholders in order to continue to qualify as a REIT under the Internal Revenue Code.

Results of Operations
Three Months Ended February 28, 1997
------------------------------------

   Net income increased by $89,000 for the three months ended February 28, 1997, when compared to the same period in the prior year. The increase in net income was mainly due to an increase in rental income of $131,000. Rental income for the three months ended February 28, 1997 increased due to the accrual of additional rent effective December 1, 1996 in accordance with the terms of the Master Lease Agreement, as discussed further above. The increase in rental income was partially offset by an increase of $42,000 in general and administrative expenses. The increase in general and administrative expenses is primarily due to the charitable contribution expense associated with the recapitalization of ILM Holding, as described above.

Six Months Ended February 28, 1997
----------------------------------

     Net income increased by $257,000 for the six months ended February 28, 1997 when compared to the same period in the prior year. The increase in net income was mainly due to a decrease in general and administrative expenses of $123,000 and an increase in rental income of $131,000. Despite the inclusion of the charitable contribution expense described above, general and administrative expenses for the six months ended February 28, 1997 decreased mainly due to certain expenses incurred in the prior year related to the inception of the master lease agreement. Rental income increased for the six months ended February 28, 1997 due to the accrual of additional rent effective December 1, 1996 in accordance with the terms of the Master Lease Agreement, as discussed further above.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

     As previously disclosed, the Company's management was named as a defendant in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of interests in the various limited partnership investments and REIT stocks, including those offered by the Company. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Company and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Company) for any amounts that it is required to pay under the settlement. In addition, in December 1996 PaineWebber agreed to settle the Abbate, Bandrowski and Barstad actions discussed further in the Annual Report. Final releases and dismissals with regard to these actions are expected to be received in April 1997. Based on the settlement agreements discussed above covering all of the outstanding shareholder litigation, management does not expect that the resolution of these matters will have a material impact on the Company's financial statements, taken as a whole.

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


                       By: PAINEWEBBER INDEPENDENT LIVING
                                MORTGAGE INC. II





                            By: /s/ Walter V. Arnold
                               ---------------------
                               Walter V. Arnold
                               Senior Vice President, Chief
                               Financial Officer and Treasurer


Dated:  April 17, 1997