Form 10-K/A
period 1996-08-31
ILM II SENIOR LIVING INC /VA
filed 1997-12-11
CIK 861880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                FORM 10-K/A No. 1

             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED: AUGUST 31, 1996
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ______ to _______ .

                         Commission File Number: 0-18942

                 PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II
                    (now known as ILM II Senior Living, Inc.)
             (Exact name of registrant as specified in its charter)

Virginia                                                              06-1293758
---------(State of organization)                                (I.R.S. Employer
                                                                 tification No.)

1285 Avenue of the Americas, New York, New York                            10104
--------------------------------------------------------------------------------
(Address of principal executive office)                               (Zip Code)

Registrant's telephone number, including area code:                (212)713-4264
                                                                   -------------

           Securities registered pursuant to Section 12(b) of the Act:
                                                        Name of each exchange on
Title of each class                                             which registered
-------------------                                     ------------------------
      None                                                         None

Securities registered pursuant to Section 12(g) of the Act:

                     Shares of Common Stock, $.01 Par Value
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ---

Shares of common stock outstanding as of August 31, 1996: 5,181,236 (20,000 of which were initially sold to an affiliate). The aggregate sales price of the shares sold was $51,812,356 ($200,000 for the 20,000 shares sold to an affiliate). This does not reflect market value. There is no current market for these shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
Documents Form                                                    10-K Reference
--------------
Prospectus of registrant dated                                   Parts II and IV
August 8, 1990, as supplemented

Current Report on Form 8-K                                               Part IV
of registrant dated July 29, 1996

                                     PART I

Item 1. Business (Amended to note that the Company is no longer advised by affiliates of PaineWebber Group, Inc. and to add disclosures regarding restrictions on the Company's borrowing ability.)

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

During the quarter ended February 28, 1993, Angeles announced that it was experiencing liquidity problems that resulted in the inability to meet its obligations. Subsequent to such announcements, AHC defaulted on the regularly scheduled mortgage loan payments due to the Company on March 1, 1993. Subsequent to March 1993, payments toward the debt service owed on the Company's loans were limited to the net cash flow of the operating investment properties. On May 3, 1993, Angeles filed for reorganization under a Chapter 11 Federal Bankruptcy petition filed in the state of California. AHC did not file for reorganization. The Company retained special counsel and held extensive discussions with AHC concerning the default status of its loans. During the fourth quarter of fiscal 1993, a non-binding settlement agreement between the Company, AHC and Angeles was reached whereby ownership of the properties would be transferred from AHC to the Company or its designated affiliates. Under the terms of the Settlement Agreement, the Company released AHC and Angeles from certain obligations under the loans. On April 27, 1994, each of the properties owned by AHC and securing the Loans was transferred (collectively, "the Transfers") to newly-created special purpose corporations affiliated with the Company (collectively, "the Property Companies"). The Transfers had an effective date of April 1, 1994 and were made pursuant to the Settlement Agreement entered into on February 17, 1994 ("the Settlement Agreement") between the Company and AHC which had previously been approved by the bankruptcy court handling the bankruptcy case of

Angeles. All of the capital stock of each Property Company was held by ILM II Holding, Inc. ("ILM II Holding"), a Virginia corporation. In August 1995, each of the Property Companies merged into ILM II Holding. As a result, ownership of the Senior Housing Facilities is now held by ILM II Holding, and the Property Companies no longer exist as separate legal entities. Through January 10, 1997, the capital stock of ILM II Holding was owned by the Company and PWP Holding, Inc. ("PWP Holding"), a wholly-owned subsidiary of PaineWebber Properties Incorporated ("PWPI"). PWPI is a wholly owned subsidiary of PaineWebber Incorporated, which is a wholly owned subsidiary of PaineWebber Group, Inc. ("PaineWebber"). The Company held substantially all of the economic ownership in ILM II Holding, while PWP Holding held voting control. As discussed further under Item 7, on November 21, 1996 the Company requested that PWPI cause PWP Holding to sell all of the stock held by PWP Holding in ILM II Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM II Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM II Holding was completed at an agreed upon fair value of $40,000.

As part of the fiscal 1994 settlement agreement with AHC, ILM II Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement. As discussed further in Item 7, the management agreement with AHC was terminated in July 1996.

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

The Company's investments as of August 31, 1996 are described below:

Property Name                                          Date of
and Location (1)           Type of Property            Investment    Size
----------------           ----------------            ----------    ----


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

(2) The acquisition and improvement of the Santa Barbara facility was jointly financed by the Company and an affiliated company, PaineWebber Independent Living Mortgage Fund, Inc. (ILM1). Any amounts generated by the operations of the Santa Barbara property are equitably apportioned between the Company, together with its affiliate, and ILM1, together with its affiliate (generally 75% and 25%, respectively).

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

Under certain circumstances it may be advantageous for the Company to borrow funds to meet its investment objectives and maximize return to shareholders. The Company's bylaws provide that the Company may not incur indebtedness if, after giving effect to the incurrence of debt thereof, aggregated indebtedness, secured and unsecured, would exceed 300% of the Company's net assets on a consolidated basis, as calculated at the end of each calendar quarter in accordance with generally accepted accounting principles.

In addition to the foregoing, the Company may incur indebtedness in order to prevent default under loans or to discharge them entirely if this becomes necessary to protect the Company's investment. This may occur if foreclosure proceedings are instituted by the holder of a mortgage interest which is senior to that held by the Company, although the Company does not anticipate entering into loans that are subject to such senior mortgage interests. In addition, the Company may incur indebtedness in order to assist in the operation of any property acquired by the Company as a result of a default on a loan made by the Company secured by the property to protect such loan.

Through June 18, 1997 and subject to the supervision of the Company's Board of Directors, assistance in the management of the business of the Company was provided by PaineWebber ILM Advisor, L.P. (the "Advisor"), a limited partnership comprised of ILM REIT Advisor, Inc., a Virginia corporation, and Properties Associates, L.P., a Virginia limited partnership. ILM REIT Advisor, Inc. is a wholly owned subsidiary of PWPI. The partners of the Advisor are affiliates of PWI and PaineWebber.

As discussed further in Item 7, the Company has accepted the resignation of the Advisor, effective as of June 18, 1997. The Advisor agreed to continue to provide certain administrative services to the Company and its affiliates through August 31, 1997, pursuant to the terms of a transition services agreement entered into with the Company and its affiliates. The Company and its affiliates have also accepted, effective as of June 18, 1997, the resignations of those officers and directors who are employees of or otherwise affiliated with the Advisor or its affiliates. Subsequent to resignation of the Advisor and affiliated persons, the Board of Directors engaged a former employee of PWPI as a consultant to assist in the management of the Company. The Company is currently evaluating various strategic alternatives, including the possibility of becoming self-managed.

Subsequently to June 18, 1997, there are five directors of the Company, none of whom is an affiliate of the Advisor. The directors are subject to removal by the vote of the holders of a majority of the outstanding shares. The directors are responsible for the general policies of the Company, but they are not required to personally conduct the business of the Company in their capacities as directors.

The terms of transactions between the Company and the Advisor and its affiliates are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.


Item 3. Legal Proceedings (Amended to update the status of litigation since the date of the original filing.)

On July 29, 1996, ILM II Lease Corporation and ILM II Holding, Inc. ("the Companies") terminated the property management agreement with Angeles Housing Concepts, Inc. ("AHC") covering the eight senior housing facilities leased by ILM II Lease Corporation from ILM II Holding, Inc., the Company's equity investee. The management agreement was terminated for cause pursuant to Sections
1.05 (a) (i), (iii) and (iv) of the agreement. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. ILM II Lease Corporation and ILM II Holding, Inc. allege that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies. Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an Answer in response to the litigation initiated by the Companies and a Counterclaim against ILM II Holding, Inc. The Counterclaim alleges that the management agreement was wrongfully terminated for cause and requests damages which include the payment of the termination fee in the amount of $750,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, which is the earliest date that the management agreement could have been terminated without cause, and recovery of attorney's fees and expenses. PaineWebber Independent Living Mortgage Fund, Inc. II guaranteed the payment of the termination fee at issue in these proceedings. The court initially set a trial date of April 28, 1997 but, at AHC's request, rescheduled the trial for June 23, 1997. On June 13, 1997 and July 8, 1997, the court issued Orders purporting to enter judgment against the Company and PaineWebber Independent Living Mortgage Fund, Inc. (ILM I) in the amount of $1,000,000. In so doing, the court effectively canceled the June 23, 1997 trial date. The Orders did not contain any findings of fact or conclusions of law. On July 10, 1997, the Company, ILM I, ILM I Lease Corporation and ILM II Lease Corporation filed a notice of appeal to the United State Court of Appeals for the Fourth Circuit. The Company intends to diligently prosecute the appeal. The eventual outcome of this litigation cannot presently be determined. However, as reported in the Company's report on Form 10-Q for the quarter ended May 31, 1997, the Company has recorded a provision in the amount of $400,000 for the liability which might result from the court's Orders.

On February 4, 1997, AHC filed a Complaint in the Superior Court of the State of California against Capital, Lawrence Cohen, President, Chief Executive Officer and a director of the Company, and others alleging that the defendants intentionally interfered with AHC's property management agreement. The complaint seeks damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to federal district court in the Central District of California. Trial in the action has been set for January 13, 1998 and discovery has just begun.

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

In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Company and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the agreed upon settlement proceeds had been delayed pending the resolution of an appeal of the settlement agreement by two of the plaintiff class members. In July, 1997, the United States Court of Appeals for the Second Circuit upheld the settlement over the objections of the two class members. As part of the settlement agreement, PaineWebber agreed not to seek indemnification from the related partnerships and REITs at issue in the litigation (including the Company)for any amounts it is required to pay under the settlement.

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

In December 1996 PaineWebber agreed to settle the Abbate, Bandrowski and Barstad actions. Final releases and dismissals with regard to these actions were received during fiscal 1997.

Based on these settlement agreements which cover all of the outstanding shareholder litigation, management does not expect that the resolution of the shareholder matters will have a material impact on the Company's financial statements, taken as a whole.

                                     PART II

Item 6. Selected Financial Data (Amended to be consistent with amended financial statements included in Item 14.)

                 PaineWebber Independent Living Mortgage Inc. II

                   For the years ended August 31, 1996, 1995,
                    1994, 1993 and 1992 (in thousands except
                                 per unit data)


                                    1996       1995         1994          1993     1992
                                    ----       ----         ----          ----     ----

   Revenues .....................  $     46   $     87   $     72   $    211       $  2,088

   Operating income .............  $   (587)  $   (877)  $   (769)  $   (457)      $  1,209


   Gain on sale of mortgage-
      backed security ...........        --         --         --       --         $  1,100

   Gain on sale of Treasury Note-        --         --         --   $     87             --

   Equity in income (losses)
      from properties securing
      mortgage loans ............  $  2,674   $  2,308   $  1,957   $    567       $   (340)


   Net income ...................  $  2,087   $  1,431   $  1,188   $    197       $  1,969

   Earnings per
    share of common
    stock .......................  $   0.40   $   0.27   $   0.23   $   0.04       $   0.38

   Cash dividends paid
    per share of common
    stock .......................  $   0.50   $   0.43   $   0.40   $   0.70       $   1.00

   Total assets .................  $ 33,973   $ 35,052   $ 35,382   $ 36,234       $ 40,737



The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

The above earnings and cash dividends paid per share of common stock are based upon the 5,181,236 shares outstanding during each year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Amended to be consistent with amended financial statements included in Item 14, to reflect changes in ownership subsequent to the original filing, and to note the resignation of the Advisor effective June 18, 1997.)

Liquidity and Capital Resources

The Company offered shares of its common stock to the public from September 12, 1990 to May 10, 1991 pursuant to a Registration Statement filed under the Securities Act of 1933. Capital contributions of $51,812,356 were received by the Company (including $200,000 contributed by PaineWebber Group, Inc.) and, after deducting selling expenses and offering costs and allowing for adequate cash reserves, approximately $42.9 million was available to be invested in participating first mortgage loans secured by Senior Housing Facilities. The Company originally invested the net proceeds of the initial public offering in six participating mortgage loans secured by Senior Housing Facilities located in five different states. All of the loans made by the Company were originally with Angeles Housing Concepts, Inc. ("AHC"), a company specializing in the development, acquisition and operation of Senior Housing Facilities. As previously reported, AHC defaulted on the regularly scheduled mortgage loan payments due to the Company on March 1, 1993 as a result of the financial problems of its parent company, Angeles Corporation ("Angeles"), which subsequently filed for bankruptcy. In fiscal 1994, a settlement agreement was executed whereby ownership of the properties was transferred from AHC to certain designated affiliates of the Company. Subsequently, these affiliates were merged into ILM II Holding, Inc. ("ILM II Holding"). The capital stock of ILM II Holding is owned by the Company and PWP Holding, Inc. ("PWP Holding"), a wholly-owned subsidiary of PaineWebber Properties Incorporated ("PWPI"). PWPI is a wholly owned subsidiary of PaineWebber Incorporated, which is a wholly owned subsidiary of PaineWebber Group, Inc. ("PaineWebber"). The Company held substantially all of the economic ownership in ILM II Holding, while PWP Holding held voting control. As discussed further under Item 7, on November 21, 1996 the Company requested that PWPI cause PWP Holding to sell all of the stock held by PWP Holding in ILM II Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM II Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM II Holding was completed at an agreed upon fair value of $40,000. As part of the fiscal 1994 settlement agreement with AHC, ILM II Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement. As discussed further below, the management agreement with AHC was terminated in July 1996.

Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the existing shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, ILM II Lease Corporation, for the purpose of operating the Senior Housing Facilities under the terms of a master lease agreement. As of August 31, 1995, ILM II Lease Corporation, which is taxable as a regular C Corporation and not as a REIT, was a wholly-owned subsidiary of the Company. On September 1, 1995, after the Company received the required regulatory approval, it distributed all of the shares of capital stock of ILM II Lease Corporation to the holders of record of the Company's common stock. One share of common stock of ILM II Lease Corporation was issued for each full share of the Company's common stock held. Prior to the distribution, the Company capitalized ILM II Lease Corporation with $500,000 from its existing cash reserves, which was an amount estimated to provide ILM II Lease Corporation with necessary working capital. The master lease agreement, which commenced on September 1, 1995, is initially between the Company's equity investee, ILM II Holding, as owner of the properties and Lessor, and ILM II Lease Corporation as Lessee. The master lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, which expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara property), ILM II Lease Corporation is obligated to pay annual base rent for the use of all of the Facilities in the aggregate amount of $3,548,700 for calendar year 1995 (prorated based on the lease commencement date) and $4,035,600 for calendar year 1996 and each subsequent year. Beginning in January 1997 and for the remainder of the lease term, ILM I Lease Corporation will also be obligated to pay variable rent for each Facility. Such variable rent will be payable quarterly and will equal 40% of the excess, if any, of the aggregate total revenues for the Facilities, on an annualized basis, over $13,021,000.

The assumption of ownership of the properties through ILM II Holding has resulted in a possible future tax liability which would be payable upon the ultimate sale of the properties (the "built-in gain tax"). The amount of such tax would be calculated based on the lesser of the total net gain realized from the sale transaction or the portion of the net gain realized upon a final sale which is attributable to the period during which the properties were held by a C corporation. The final phase of the Company's restructuring plans involves the conversion of ILM II Holding to a REIT for tax purposes. Certain changes to the ownership structure of ILM II Holding which are necessary in order for ILM II Holding to qualify as a REIT under the Internal Revenue Code are expected to be made in time for ILM II Holding to elect REIT status in conjunction with the filing of its calendar 1996 federal tax return. Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM II Holding to a REIT would not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the properties were to be held for a period of at least 10 years from the date of the conversion of ILM II Holding to a REIT. However, since the end of the Company's original anticipated holding period is less than 5 years away, the properties are not expected to be held for an additional 10 years. The Board of Directors may defer the Company's scheduled liquidation date, if in the opinion of a majority of the Directors, the disposition of the Company's assets at such time would result in a material under-realization of the value of such assets; provided, however, that no such deferral may extend beyond December 31, 2005. Based on management's current estimate of the increase in the values of the properties which has occurred since April 1994, as supported by independent appraisals, ILM II Holding would incur a sizable tax if the properties were sold. Based on these current estimated market values of the operating investment properties, a sale at such values prior to the end of the 10-year holding period could result in a built-in gain tax of as much as $2.3 million. As the holder of a 99% economic interest in ILM II Holding, the burden of this built-in gain tax would be primarily borne by the Company.

On July 29, 1996, ILM II Lease Corporation and ILM II Holding ("the Companies") terminated the property management agreement with AHC covering the eight senior housing facilities leased by ILM II Lease Corporation from ILM II Holding. The management agreement was terminated for cause pursuant to the terms of the contract. Simultaneously with the termination of the management agreement, the Companies filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. ILM II Lease Corporation and ILM II Holding allege that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies. Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an Answer in response to the litigation initiated by the Companies and a Counterclaim against ILM II Holding. The Counterclaim alleges that the management agreement was wrongfully terminated for cause and requests damages which include the payment of the termination fee in the amount of $750,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, which is the earliest date that the management agreement could have been terminated without cause, and recovery of attorney's fees and expenses. PaineWebber Independent Living Mortgage Inc. II guaranteed the payment of the termination fee at issue in these proceedings. The court initially set a trial date of April 28, 1997 but, at AHC's request, rescheduled the trial for June 23, 1997. On June 13, 1997 and July 8, 1997, the court issued Orders purporting to enter judgment against the Company and PaineWebber Independent Living Mortgage Fund, Inc. (ILM I) in the amount of $1,000,000. In so doing, the court effectively canceled the June 23, 1997 trial date. The Orders did not contain any findings of fact or conclusions of law. On July 10, 1997, the Company, ILM I, ILM I Lease Corporation and ILM II Lease Corporation filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit. The Company intends to diligently prosecute the appeal. The eventual outcome of this litigation cannot presently be determined. However, as reported in the Company's report on Form 10-Q for the quarter ended May 31, 1997, the Company has recorded a provision in the amount of $400,000 for the liability which might result from the court's Orders.

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

The Company has been attempting to continue its restructuring plans by converting ILM II Holding to a real estate investment trust ("REIT") for tax purposes. In connection with these plans, on November 21, 1996 the Company requested that PWPI cause PWP Holding to sell all of the stock held by PWP Holding in ILM II Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM II Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM II Holding was completed at an agreed upon fair value of $40,000. With this transfer completed, effective January 23, 1997 ILM II Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of a new class of nonvoting, 8% cumulative preferred stock issued to the Company. The number of authorized shares of preferred and common stock in ILM II Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the preferred stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The preferred stock has a Liquidation Preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the preferred stock will accrue at a rate of 8% per annum on the original $1,000 Liquidation Preference and will be cumulative from the date of issuance. Since ILM II Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation.

At a Board meeting on January 10, 1997, the Advisor at that point in time recommended the immediate sale of the senior housing facilities held by the Company and an affiliated entity, PaineWebber Independent Living Mortgage Fund, Inc. ("ILM I"), by means of a controlled auction to be conducted by PaineWebber, at no additional compensation, with PaineWebber offering to purchase the properties for $127 million, thereby guaranteeing the shareholders a "floor" price. The Advisor also stated that if PaineWebber purchased the properties at the specified price and were then able to resell the properties at a higher price, PaineWebber would pay any "excess profits" to the shareholders. To assist the Company and ILM II Lease Corporation (see Note 2) in evaluating the Advisor's proposal, a disinterested, independent investment banker with expertise in healthcare REITs and independent/assisted living financings was engaged. Following comprehensive analysis, the investment banker recommended that the Company decline the Advisor's proposal and instead investigate expansion and restructuring alternatives. After analyzing the Advisor's proposal and the recommendations and other information provided by the independent investment banker, the Boards of the Company and ILM I voted unanimously to decline the Advisor's proposal and to explore the alternatives recommended by the independent investment banker. The Boards declined to seek an immediate sale of the properties because, in the Boards' view, the liquidation price would not reflect the "going concern" value of the Company and ILM I and, therefore, would not maximize shareholder value. In addition, the Boards did not consider it advisable to liquidate the Company and ILM I on the suggested terms three years prior to their scheduled termination date.

The Advisor had indicated to the Board in its January 10, 1997 proposal that it would not wish to continue to serve as advisor to the Company and its affiliates if the Company declined to accept the Advisor's proposal. The Company has accepted the resignation of the Advisor, effective as of June 18, 1997. The Advisor has agreed to continue to provide certain administrative services to the Company and its affiliates through August 31, 1997, pursuant to the terms of a transition services agreement entered into with the Company and its affiliates. The Company and its affiliates have also accepted, effective as of June 18, 1997, the resignations of those officers and directors who are employees of or otherwise affiliated with the Advisor or its affiliates. Subsequent to resignation of the Advisor and affiliated persons, the Board of Directors engaged a former employee of PWPI as a consultant to assist in the management of the Company. The Company is currently evaluating various strategic alternatives, including the possibility of becoming self-managed.

In addition, the Company and ILM II Lease Corporation are continuing to review various restructuring alternatives that could further increase shareholder value and liquidity. The Company and ILM II Lease Corporation are analyzing a merger of the Company with ILM II Holding and are also considering possibly merging the Company with ILM I and ILM I Lease Corporation with ILM II Lease Corporation. In addition, the Company is exploring listing its shares on an exchange or, alternatively, having them trade through NASDAQ.

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

The Company's net operating cash flow is expected to be relatively stable and predictable now that the master lease structure is in place. The annual base rental payments owed to ILM II Holding increased to $4,035,600 effective January 1, 1996 and will remain at that level for the remainder of the lease term. In addition, the Senior Housing Facilities are currently generating gross revenues which are slightly in excess of the specified threshold in the variable rent calculation, as discussed further above, which becomes effective in January 1997. Accordingly, the Company expects that ILM II Holding will receive variable rent payments in fiscal 1997. As a result of the status of the Company's net operating cash flow under the current master lease arrangement, the Company is expected to be able to increase its quarterly dividend payment from $0.125 per share to $0.1625 per share effective with the dividend to be paid in January 1997 for the quarter ended November 30, 1996. This expected increase would raise the dividend payment to the equivalent of a 6.5% annual return on the original offering price of the Company's common stock. As noted above, ILM II Holding, as Lessor, is responsible for capital improvements and structural repairs to the Senior Housing Facilities. Management is currently reviewing with the new property management team annual operating budgets and capital expenditure plans which include an ongoing program to replace air-conditioning units at the Santa Barbara facility, planned roof repairs at Overland Park Place and The Palms and the completion of a program to upgrade the common areas at the Rio Las Palmas property. In addition, management plans to continue its investigation of the potential for the expansion of the assisted living capacities of the properties in certain markets where demand for assisted living units is particularly high. Depending on the extent of any assisted living expansions deemed appropriate, such plans could result in the need for substantial capital improvement funds.

As reported in the Company's report on Form 10-Q for the quarter ended May 31, 1997, the Company's Board of Directors has concluded that obtaining control of adjacent land for future expansion purposes could add significant value to certain of its properties. The Fort Myers property already includes approximately 1.5 acres of developable land purchased in 1995. During 1997, the Company entered into agreements to purchase land adjacent to the Stockton and Omaha properties. In addition, the Company is in the process of obtaining a credit facility of up to $15 million from a major bank which can be used to fund its expansion plans.

At August 31, 1996, the Company had cash and cash equivalents of $1,449,000. Such amounts will be used for the working capital requirements of the Company, along with the possible investment in the properties owned by the Company's consolidated affiliate for certain capital improvements, and for dividends to the shareholders. Future capital improvements could be financed from operations or through borrowings, depending on the magnitude of the improvements, the availability of financing and the Company's incremental borrowing rate. The source of future liquidity and dividends to the shareholders is expected to be through master lease payments from ILM II Lease Corporation, interest income earned on invested cash reserves and proceeds from the future sales of the underlying operating investment properties. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis. The Company generally will be obligated to distribute annually at least 95% of its taxable income to its Shareholders in order to continue to qualify as a REIT under the Internal Revenue Code.

Results of Operations

1996 Compared to 1995
---------------------

Net income increased by $656,000 for fiscal 1996 when compared to the prior year. A primary reason for this increase in net income is the commencement of the master lease between the Company's equity investee, ILM II Holding, Inc. and ILM II Lease Corporation effective September 1, 1995, as discussed further above and in the notes to the accompanying financial statements. ILM II Holding, Inc. now receives master lease rental income from ILM II Lease Corporation rather than the revenues from the individual tenants of the Senior Housing Facilities. In addition, under the terms of the master lease, all property operating expenses are now the responsibility of the Lessee. The master lease rental income earned by ILM II Holding, Inc. during fiscal 1996 was $305,000 more than the excess of rental income earned from the Senior Housing Facilities over property management fees and property operating expenses during the prior year. In addition, management and advisory fees incurred by ILM II Holding, Inc. decreased as the advisory fees charged in 1995 and prior years was no longer applicable upon commencement of the master lease.

The Company's operating loss decreased as a result of decreases in professional fees, general and administrative expense, insurance expense and amortization expense. Professional fees decreased by $295,000 as a result of the significant amount of legal and tax advisory services incurred in the prior year in connection with the evaluation, selection and implementation of the master lease property ownership structure described above. Amortization expense decreased by $6,000 as organization costs became fully amortized during 1995.

A decrease of $41,000 in interest income partially offset the favorable changes to operating loss described above. Interest income decreased due to a decline in the average amount of cash and cash equivalents outstanding when compared to the prior year.

1995 Compared to 1994
---------------------

The Company's equity in income of ILM II Holding, Inc. increased by $351,000 as ILM II Holding, Inc. generated rental revenues of $11,789,000 for fiscal 1995, as compared to $10,863,000 for the prior year. This increase of $926,000, or 9%, was the primary reason that the Company's net income improved from $1,188,000 for fiscal 1994 to $1,431,000 for fiscal 1995. The increase in rental revenues was mainly the result of increased occupancy at Villa Santa Barbara and an increase in effective rental rates at certain of the Facilities. Overall portfolio occupancy increased slightly from an average of 87% for fiscal 1994 to 88% for fiscal 1995. The biggest leasing gain was achieved at Villa Santa Barbara, which despite its slower than anticipated leasing pace, did improve from an average occupancy of 48% for fiscal 1994 to an average occupancy of 59% for fiscal 1995. In addition, slight leasing gains were achieved at the Overland Park and Riverwood properties during fiscal 1995. Average occupancy at Overland Park improved to 96% for fiscal 1995 from an average level of 95% for the prior year. Likewise, average occupancy at Riverwood increased to 96% from 95% over the same period. The occupancy level at the Rio Las Palmas property dropped during fiscal 1995 to an average of 73% from a level of 75% for the prior year. With the exception of Rio Las Palmas and Villa Santa Barbara, the other four properties all maintained average occupancy levels of 95% or better during each of the past two years. However, revenues were up at these stabilized properties in fiscal 1995 because management was able to implement rental rate increases while maintaining stable occupancy levels.

Property operating expenses increased by $384,000, or 5%, for fiscal 1995, partially offsetting the improvement in revenues. The increase in property operating expenses was primarily attributable to higher variable food service, housekeeping, activities and assisted living costs associated with the overall increase in the portfolio occupancy level. However, the change in property operating expenses also reflected a decrease in marketing costs at certain of the Facilities that had achieved stabilized occupancy levels and the effects of certain operating efficiencies implemented at most of the Facilities subsequent to the transfers of ownership to the Property Companies. Increases in management and advisory fees incurred by ILM II Holding, Inc. of $83,000, also served to offset the increase in revenues from the Senior Housing Facilities. Management and advisory fees increased as a result of the new advisory agreement between ILM II Holding, Inc. and an affiliate of PWPI. Such agreement, which was effective from April 1, 1994 through August 31, 1995, called for fees equal to 0.5% of the Gross Operating Revenues of the Facilities in return for certain administrative services.

The Company's operating loss increased by $108,000, primarily due to an increase in professional fees as a result of certain legal and tax advisory services required in connection with the evaluation, selection and implementation of the master lease property ownership structure described above.


1994 Compared to 1993
---------------------

     The Transfers of the Senior Housing Facilities from AHC to the Property Companies in fiscal 1994 resulted in no gain or loss recognition by the Company for financial reporting purposes. As previously reported, under generally accepted accounting principles, the Company has always accounted for its investments in acquisition and construction loans under the equity method, as if such investments were equity interests in a joint venture. Accordingly, the carrying values of such investments have been reduced since inception by non-cash depreciation charges and by payments from AHC, prior to the default in fiscal 1993, in excess of the net cash flow generated by the Senior Housing Facilities received pursuant to the guaranty agreement between the Company and AHC. As a result of this accounting treatment, the carrying values of the Company's investments had been reduced below management's estimate of the fair market value of the Senior Housing Facilities as of the effective date of the Transfers. Accordingly, for financial reporting purposes the Company has continued to employ its historical cost basis in accounting for these investments subsequent to the Transfers and has continued to record its share of the operating results of the properties in its statement of income. For federal income tax purposes, the investments have always been carried at the contractually stated principal balances of the Loans. For tax purposes only, a loss will be recognized by the Company in 1994 in the amount by which the stated principal balances of the Loans were reduced as of the date of the Transfers.

     The Company's net income increased by approximately $991,000 for fiscal 1994, as compared to fiscal 1993. This favorable change in net income is mainly due to an improvement in the Company's share of the operating results of the properties securing its acquisition and construction loans. This improvement is generally the result of increased occupancy and increased rental income at most of the Senior Housing Facilities. Overall portfolio occupancy increased to 88% as of August 31, 1994 from its level of 81% one year earlier. In addition, several properties which have reached stabilized occupancy levels have successfully implemented rental rate increases on all units. A decrease in the aggregate depreciation expense recognized for all of the Facilities also contributed to the improvement in the net operating results of the properties securing the Company's acquisition and construction loans in fiscal 1994. The decrease in depreciation expense is primarily attributable to the change in the depreciable basis of the fixed assets which occurred upon the transfer of the properties from AHC to the Property Companies. The Property Companies recorded the depreciable basis of the properties based on the historical cost basis of the Company's investments in the operating properties as of April 1, 1994. Such basis was significantly lower than the historical cost basis of AHC, mainly due to the reduction in basis recognized by the Company as a result of payments made by AHC pursuant to its guaranty agreement with the Company. As noted above, the Company's net historical cost basis was lower than management's estimate of the fair market value of the investment properties as of the effective date of the Transfers. The favorable change in the operating results of the Senior Housing Facilities was partially offset by an increase in the Company's operating loss of approximately $312,000. This increase in operating loss was partly due to a decrease in interest income of approximately $138,000, due to the Company's temporary investment during fiscal 1993 in a United States Government Treasury Note, which was sold in August of 1993 at a gain of approximately $87,000.

     In addition, there was an increase in professional fees of approximately $187,000 in fiscal 1994, primarily due to legal fees related to the AHC loan defaults and management's efforts to protect the Company's interest in the underlying collateral. This was partially offset by a reduction in management fee expense. Management fee expense decreased by approximately $32,000 in fiscal 1994 due to the reduction in the quarterly dividend, beginning with the quarter ended February 28, 1993, from $0.25 per share to $0.10 per share. The dividend reduction, resulting from the circumstances described above with respect to the loan defaults, reduced the shareholders' rate of return on original shareholders' equity to below 10% per annum. Accordingly, the Advisor has not earned any incentive management fees since the first quarter of fiscal 1993.


Inflation
---------

The Company completed its fifth full year of operations in fiscal 1996. The effects of inflation and changes in prices on the Company's operating results to date have not been significant.

Inflation in future periods is likely to cause increases in the Company's expenses, which may be partially offset by increases in revenues from the Company's investments in the Senior Housing Facilities. Under the terms of the master lease, as discussed further above, the Company's equity investee, ILM II Holding, will earn additional rental income based on increases in the gross revenues of the related operating properties beginning in January 1997. Such gross revenues may tend to rise with inflation since the rental rates on the tenant leases, which are short-term in nature, can be adjusted to keep pace with inflation as market conditions allow.


Item 8. Financial Statements and Supplementary Data (Amended as described under
Item 14.)

The financial statements and supplementary data are included under Item 14 of this Annual Report.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant (Amended to note resignation of the Advisor and affiliated persons effective June 18, 1997.)

Effective after June 18, 1997, there are five directors of the Company, none of whom is an affiliate of the Advisor. The directors are subject to removal by the vote of the holders of a majority of the outstanding shares. The directors are responsible for the general policies of the Company, but they are not required to personally conduct the business of the Company in their capacities as directors.

(a) and (b) The names and ages of the directors and executive officers of the Company are as follows:

                                                              Date
                                                              elected
                                                         Age  to
Name                      Office                              Office
----                      ------                              ------

Lawrence A. Cohen         President, Chief Executive
Officer and Director                                     43   5/15/91
Jeffry R. Dwyer           Director                       50
2/12/90*
J. William Sharman, Jr.   Director                       56
2/12/90*
Carl J. Schramm           Director                       50   12/5/96
Julien G. Redele'         Director                       61   12/5/96
Walter V. Arnold**        Senior Vice President, Chief
                          Financial Officer
                          and Treasurer                  49
2/12/90*
James A. Snyder**         Senior Vice President          51   7/06/92
C. David Carlson**        Vice President                 48
12/11/95
Dorothy F. Haughey**      Secretary                      70   2/12/90*

*  The date of incorporation of the Company.

** The Company has accepted the resignation of the Advisor effective as of June 18, 1997. The Advisor has agreed to continue to provide certain administrative services to the Company and its affiliates through August 31, 1997, pursuant to the terms of a transition services agreement entered into with the Company and its affiliates. The Company and its affiliates have also accepted, effective as of June 18, 1997, the resignations of those officers and directors who are employees of or otherwise affiliated with the Advisor or its affiliates.

(c) Through June 18, 1997, ILM REIT Advisor, Inc., the general partner of the Advisor, assisted the directors and officers of the Company in the management and control of the Company's affairs. ILM REIT Advisor, Inc. was a wholly-owned subsidiary of PaineWebber Properties Incorporated ("PWPI"). The principal executive officers of ILM REIT Advisor, Inc. were as follows:


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

                                     III-1

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

                                     III-2

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

Walter V. Arnold was a Senior Vice President, Chief Financial Officer and Treasurer of the Company and is Senior Vice President and Chief Financial Officer of PWPI which he joined in October 1985. Mr. Arnold joined PWI in 1983 with the acquisition of Rotan Mosle, Inc. where he had been First Vice President and Controller since 1978, and where he continued until joining PWPI. Mr. Arnold is a Certified Public Accountant licensed in the state of Texas.

James A. Snyder was a Senior Vice President of the Company and is a Senior Vice President of PWPI. Mr. Snyder re-joined PWPI in July 1992 having served previously as an officer of PWPI from July 1980 to August 1987. From January 1991 to July 1992, Mr. Snyder was with the Resolution Trust Corporation, where he served as the Vice President of Asset Sales prior to re-joining PWPI. From February 1989 to October 1990, he was President of Kan Am Investors, Inc., a real estate investment company. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief Financial Officer of Southeast Regional Management Inc., a real estate development company.

C. David Carlson was a Vice President of the Company and a Vice President of PWPI which he joined in December 1995. From 1987 through 1995, Mr. Carlson was an officer in Belmont Properties, Inc., a Boston-based real estate investment, development and advisory firm. Mr. Carlson graduated from the University of Minnesota in 1977 and received a Master of Science in Real Estate Development degree from the Massachusetts Institute of Technology in 1986. In 1997, Mr. Carlson left PWPI and currently serves as a consultant to the Company.

Dorothy F. Haughey was Secretary of the Company and is Assistant Secretary of PaineWebber and Secretary of PWI and PWPI. Ms. Haughey joined PaineWebber in 1962.

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


Item 13. Certain Relationships and Related Transactions (Amended to reflect the resignation of the Advisor effective June 18, 1997.)

Through June 18, 1997 (see Item 10) and subject to the supervision of the Company's Board of Directors, assistance with the management of the business of the Company was provided by PaineWebber ILM Advisor, L.P. (the "Advisor"), a limited partnership comprised of ILM REIT Advisor, Inc., a Virginia corporation, and Properties Associates, L.P. ("PA"), a Virginia limited partnership. ILM REIT Advisor, Inc. is a wholly owned subsidiary of PaineWebber Properties Incorporated ("PWPI"). In addition, the limited partners and holders of certain assignee interests of PA are or have been also officers of PWPI. PWPI is a wholly owned subsidiary of

                                     III-3

PaineWebber Incorporated ("PWI"). PWI is a wholly owned subsidiary of PaineWebber Group Inc., ("PaineWebber").

For its services in finding and recommending investments, PWPI received a mortgage placement fee equity to 2% of the capital contributions of the company. Mortgage placement fees totaling $1,036,248 were earned by PWPI during the Company's investment acquisition period. In connection with construction loans, a construction loan administration fee of 1% of each construction loan was paid by AHC to PWPI or its affiliates for administering such loan. In connection with acquisition loans, a due diligence fee of 1% of the principal amount of each such loan was paid by AHC to PWPI for conducting due diligence activities. Loan administration and due diligence fees totaling $425,141 were paid to PWPI during the Company's investment acquisition period.

AHC received an investment fee for providing the Company with the opportunity to invest the available proceeds of the offering in loans. The investment fee is an amount equal to 0.75% of the offering proceeds, and was payable on the date of the Initial Closing. Investment fees earned by AHC totaled $388,603.

AHC received a research and analysis fee in connection with the offering equal to 1% of the capital contributions for identifying and analyzing development and acquisition opportunities for Senior Housing Facilities and for reimbursements of certain expenses associated with those activities. The research and analysis fee paid to AHC totaled $518,123.

The Advisor was entitled to receive 1% of Disposition Proceeds, as defined, until the shareholders have received dividends of Net Cash equal to their Adjusted Capital Investments, as defined, plus a 12% non-compounded annual return on their Adjusted Capital Investments; all Disposition Proceeds thereafter until the Advisor has received an aggregate of 5% of Disposition Proceeds; and, thereafter, 5% of Disposition Proceeds.

Under the Advisory Agreement, the Advisor had specific management responsibilities; to perform day-to-day operations of the Company and to act as the investment advisor and consultant for the Company in connection with general policy and investment decisions. The Advisor will receive an annual Base Fee and an Incentive Fee of 0.25% and 0.25%, respectively, of the capital contributions of the Company, as defined, as compensation for such services. Incentive Fees are subordinated to shareholders' receipt of distributions of net cash sufficient to provide a return equal to 10% per annum. The Advisor earned base management fees totaling $130,000 for the year ended August 31, 1996. Payment of incentive management fees was suspended effective April 15, 1993 in conjunction with a reduction in the Company's quarterly dividend payments.

The Advisor and its affiliates were reimbursed for their direct expenses relating to the offering of Shares, the administration of the Company and the acquisition and operations of the Company's real estate investments.

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

Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") provided cash management services with respect to the Company's cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned $6,000 (included in general and administrative expenses) for managing the Company's cash assets during fiscal 1996. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

                                     III-4

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Amended to account for the Company's investment in ILM II Holding, Inc. using the equity method, to clarify the Company's obligation under its guaranty related to the Angeles termination fee litigation, to include an unaudited footnote regarding events subsequent to the date of the independent auditors report, and to include the separate financial statements of ILM II Holding, Inc.)

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


                                             PAINEWEBBER INDEPENDENT
                                             LIVING MORTGAGE  INC. II



                                             By: /s/ Lawrence A. Cohen
                                             Lawrence A. Cohen
                                             President and Chief Executive
                                             Officer


Dated:  November 7, 1997

                           ANNUAL REPORT ON FORM 10-K
                                  Item 14(a)(3)

                 PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II


                                INDEX TO EXHIBITS


                                                                          Page   Number   in  the
Exhibit No.     Description of Document                                   Report or Other Reference
----------      -----------------------                                   --------------------------

(3) and (4)     Prospectus of  the Registrant dated August 8, 1990,       Filed with the
                as  supplemented, with particular reference to the        Commission  pursuant to
                Restated Certificates and Agreement of Limited            Rule 424c and
                Partnership.                                              incorporated herein
                                                                          by reference.


(10)            Material contracts previously filed as exhibits to        Filed with the
                registration statements and amendments thereto            Commission pursuant to
                of the registrant together with all such contracts        Section 13 or 15d of the
                filed as exhibits of previously filed Form 8-K and        Securities Exchange
                Forms 10-K are hereby incorporated by reference.          Act of 1934 and
                                                                          incorporated herein by
                                                                          reference.

                Contracts regarding retention by ILM II Lease             Filed as exhibits 1 and 2
                Corporation of Capital Senior Management 2,               to the Current Report on
                Inc., as property manager.                                Form 8-K dated July 29,
                                                                          1996 and incorporated
                                                                          herein by reference.

     (13)        Annual Reports to Stockholders                           No Annual Reports for
                                                                          the year ended August 31, 1996
                                                                          has been sent to the Stockholders.
                                                                          An Annual Report will be sent to
                                                                          the Stockholders subsequent to this
                                                                          filing.

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

                                                          Reference

PaineWebber Independent Living Mortgage Inc. II:

Report of independent auditors                            F-2

Balance sheets as of August 31, 1996 and 1995             F-3

Statements of income for the years ended
August 31, 1996, 1995 and 1994                            F-4

Statements of changes in shareholders' equity
for the years ended August 31, 1996, 1995 and 1994        F-5

Statements of cash flows for the years ended
August 31, 1996, 1995 and 1994                            F-6

Notes to financial statements                             F-7

ILM II Holding, Inc.

Report of independent auditors                            F-22

Balance sheets as of August 31, 1996 and 1995             F-23

Statements of income for the year ended
August 31, 1996, the two month period ended
August 31, 1995 and the year ended June 30, 1995          F-24

Statements of changes in shareholders' equity
for the year ended August 31, 1996, the two month
period ended August 31, 1995 and the year
ended June 30, 1995                                       F-25

Statements of cash flows for the year
ended August 31, 1996, the two month
period ended August 31, 1995 and the year ended
June 30, 1995                                             F-26

Notes to financial statements                             F-27

Schedule III - Real Estate and Accumulated Depreciation   F-33

         Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS



The Shareholders of
PaineWebber Independent Living Mortgage Inc. II

         We have audited the accompanying balance sheets of PaineWebber Independent Living Mortgage Inc. II as of August 31, 1996 and 1995, and the related statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended August 31, 1996. These financial statements and are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaineWebber Independent Living Mortgage Inc. II at August 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles.

         As described in Note 2, the financial statements as of August 31, 1996 and 1995 and for each of the three years ended August 31, 1996 have been restated to account for the Company's investment in and construction loans to ILM II Holding, Inc. on the equity method.


                                               /S/ERNST & YOUNG LLP
                                               ERNST & YOUNG LLP

Boston, Massachusetts
December 10, 1996
Except for Note 2 to which
the date is September 30, 1997

                 PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II

                                 BALANCE SHEETS
                            August 31, 1996 and 1995
                    (In thousands, except per share amounts)




                                                1996              1995
                                             --------------------------
                               ASSETS


Investment in and construction
loans to ILM II Holding, Inc.                    $32,173           $33,177
Cash and cash equivalents                          1,449             1,679
Accounts receivable - affiliates                       -               156
Interest and other receivables                       350                32
Prepaid expenses and other assets                      1                 8
                                             -------------- -----------------

                                                 $33,973           $35,052
                                             ============== =================


                LIABILITIES AND SHAREHOLDERS' EQUITY


Accounts payable - affiliates                  $       32            $   57
Accounts payable and accrued expenses                  65               115
                                              -------------- -----------------

Total liabilities                                      97               172

Shareholders' equity:
Common stock, $0.01 par value, 12,500,000
 shares authorized, 5,181,236 shares
issued and outstanding                                 52                52
Additional paid-in capital
(net of offering costs)                            44,823            44,823
Accumulated deficit                               (10,999)           (9,995)
                                              -------------- -----------------

Total shareholders' equity                         33,876            34,880
                                              -------------- -----------------

                                                  $33,973           $35,052
                                              ============== =================

See accompanying notes.

                 PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II

                              STATEMENTS OF INCOME
               For the years ended August 31, 1996, 1995 and 1994
                    (In thousands, except per share amounts)





                                         1996           1995       1994
                                       --------------------------------------

Revenues:
   Interest income earned
     on cash equivalents                 $     46       $   87     $    72

Expenses:
   Management fees                            130          130         130
   General and administrative                 226          248         270
   Insurance expense                           20           28          32
   Professional fees                          233          528         379
   Director compensation                       24           24          24
   Amortization expense                         -            6           6
                                       --------------------------------------
                                              633          964         841
                                       --------------------------------------
Operating loss                               (587)        (877)       (769)

Equity in income of properties
securing construction loans                 2,674        2,308       1,957
                                       ------------ -------------------------

Net income:                                $2,087       $1,431     $ 1,188
                                       ======================================

Earnings per share of common stock        $0.40        $  0.27     $  0.23
                                       ======================================
Cash dividends paid per share
  of common stock                         $0.50        $  0.43     $  0.40
                                       ======================================

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

                 PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II

                     STATEMENTS OF CHANGES IN SHAREHOLDERS'
                   EQUITY For the years ended August 31, 1996,
                                  1995 and 1994
                    (In thousands, except per share amounts)


                                        Common Stock        Additional
                                       $.01 Par Value         Paid-in   Accumulated
                                   Shares           Amount    Capital     Deficit    Total
                                  ------------------------------------------------------------

Shareholders' equity
at August 31, 1993                5,181,236         $52     $44,823     $(8,764)     $36,111
Cash dividends paid                      --          --          --      (2,072)      (2,072)
Net income                               --          --          --       1,188        1,188
                                  -----------------------------------------------------------

Shareholders' equity
at August 31, 1994                5,181,236          52      44,823      (9,648)      35,227
Cash dividends paid                      --          --          --      (2,202)      (2,202)
Net income                               --          --          --       1,431        1,431
Adjustment to eliminate
reporting lag for investee's
operations (Note4)                       --          --          --         424          424
                                 -----------------------------------------------------------

Shareholders' equity
at August 31, 1995                5,181,236          52      44,823      (9,995)      34,880
Cash dividends paid                      --          --          --      (2,591)      (2,591)
Distribution of stock in ILM II
Lease Corporation (Note 1)               --          --          --        (500)        (500)
Net income                               --          --          --       2,087         2087
                                 -----------------------------------------------------------

Shareholders' equity
at August 31, 1996                5,181,236         $52     $44,823     $10,999)     $33,876
                                  ==========================================================


See accompanying notes.

                 PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II

                          STATEMENTS OF CASH FLOWS For
                    the years ended August 31, 1996, 1995 and
                                      1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                          1996          1995          1994
                                                          -----------------------------------

Cash flows from operating activities:
Net income                                                $ 2,087       $ 1,431       $ 1,188
Adjustments to reconcile net income to
net cash provided by operating activities:
Equity in income of properties securing
construction loans                                         (2,674)       (2,308)       (1,957)
Amortization expense                                           --             6             6
Changes in assets and liabilities:
Interest and other receivables                               (318)          (29)           (3)
Accounts receivable-affiliates                                156          (143)           71
Prepaid expenses                                                7            (8)           29
Accounts payable - affiliates                                 (25)           (2)          (26)
Accounts payable and accrued expenses                         (50)           17            58
                                                          -----------------------------------
Total adjustments                                          (2,904)       (2,467)       (1,822)
                                                          -----------------------------------
Net cash used in operating activities                        (817)       (1,036)         (634)

Cash flows from investing activities
Funding of initial working capital to
ILM II Lease Corporation                                     (500)           --            --
Net proceeds from settlement of claims with Angeles
Corporation and affiliates                                     --           948            --
Additional fundings of construction loans                    (320)         (587)         (969)
Contractual payments received under construction
loans to ILM II Holding, Inc.                               3,998         3,176         2,164
                                                          -----------------------------------
Net cash provided by investing activities                   3,178         3,537         1,195

Cash flows from financing activities:
Cash dividends paid to shareholders                        (2,591)       (2,202)       (2,072)
                                                          -----------------------------------
Net cash used in financing activities                      (2,591)       (2,202)       (2,072)

Net (decrease) increase in cash and cash equivalents         (230)          299        (1,511)

Cash and cash equivalents, beginning of year                1,679         1,380         2,891
                                                          -----------------------------------
Cash and cash equivalents, end of year                    $ 1,449       $ 1,679       $ 1,380
                                                          ===================================
Cash paid for state income taxes                          $     3       $     3       $     3
                                                          ===================================



See accompanying notes.

                 PAINEWEBBER INDEPENDENT LIVING MORTGAGE INC. II

                          Notes to Financial Statements

1. Nature of Operations

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

During the quarter ended February 28, 1993, Angeles announced that it was experiencing liquidity problems that resulted in the inability to meet its obligations. Subsequent to such announcements, AHC defaulted on the regularly scheduled mortgage loan payments due to the Company on March 1, 1993. Subsequent to March 1993, payments toward the debt service owed on the Company's loans were limited to the net cash flow of the operating investment properties. On May 3, 1993, Angeles filed for reorganization under a Chapter 11 Federal Bankruptcy petition filed in the state of California. AHC did not file for reorganization. The Company retained special counsel and held extensive discussions with AHC concerning the default status of its loans. During the fourth quarter of fiscal 1993, a non-binding settlement agreement between the Company, AHC and Angeles was reached whereby ownership of the properties would be transferred from AHC to the Company or its designated affiliates. Under the terms of the Settlement Agreement, the Company released AHC and Angeles from certain obligations under the loans. On April 27, 1994, each of the properties owned by AHC and securing the Loans was transferred (collectively, "the Transfers") to newly-created special purpose corporations affiliated with the Company (collectively, "the Property Companies"). The Transfers had an effective date of April 1, 1994 and were made pursuant to the Settlement Agreement entered into on February 17, 1994 ("the Settlement Agreement") between the Company and AHC which had previously been approved by the bankruptcy court handling the bankruptcy case of Angeles. All of the capital stock of each Property Company was held by ILM II Holding, Inc. ("ILM II Holding"), a Virginia corporation. In August 1995, each of the Property Companies merged into ILM II Holding. As a result, ownership of the Senior Housing Facilities is now held by ILM II Holding, and the Property Companies no longer exist as separate legal entities. The capital stock of ILM II Holding is owned by the Company and PWP Holding, Inc. ("PWP Holding"), a wholly-owned subsidiary of PaineWebber Properties

Incorporated ("PWPI"). PWPI is a wholly owned subsidiary of PaineWebber Incorporated, which is a wholly owned subsidiary of PaineWebber Group, Inc. ("PaineWebber").

The Company holds substantially all of the economic ownership in ILM II Holding, while PWP Holding holds voting control. ILM II Holding issued 100 shares of Series A Preferred Stock to the Company in return for a capital contribution in the amount of $495,000 and issued 10,000 shares of Common Stock to PWP Holding in return for a capital contribution in the amount of $5,000. The holders of the Series A Preferred Stock are entitled to one vote for each share of Preferred Stock held. In addition, the holders of the Series A Preferred Stock are entitled to receive, when and if declared by the Board of Directors, dividends and distributions in an aggregate amount equal to 99% of the total amount of dividends and distributions made to all shareholders. The holders of the Common Stock are entitled to one vote for each share of Common Stock held. The holders of the Common Stock are entitled to receive, when and if declared by the Board of Directors, dividends and distributions in an aggregate amount equal to 1% of the total amount of dividends and distributions made to all shareholders. As part of the fiscal 1994 settlement agreement with AHC, ILM II Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement. As discussed further in Note 5, the management agreement with AHC was terminated in July 1996. Subsequent to the effective date of the Settlement Agreement with AHC, management investigated and evaluated the available options for structuring the ownership of the properties in order to maximize the potential returns to the existing shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code (see Note 2). As discussed further in Note 4, on September 12, 1994 the Company formed a new subsidiary, ILM II Lease Corporation, for the purpose of operating the Senior Housing Facilities. The Senior Housing Facilities were leased to ILM II Lease Corporation effective September 1, 1995 (see Note 4 for a description of the master lease agreement).

2. Change in Accounting Principle

The financial statements of ILM II Holding were previously consolidated with those of the Company for financial reporting purposes because the Company has substantially all the economic ownership in ILM II Holding. However, because the Company does not hold majority voting control, it determined that accounting for its investment in ILM II Holding using the equity method would be more appropriate. As a result, the accompanying financial statements have been restated to account for the Company's investment in ILM II Holding using the equity method. Under the equity method, the Company's investment in ILM II Holding is carried at cost, including the face amount of the mortgage loans, adjusted for the Company's share of ILM II Holding's earnings, losses and distributions.

3. Use of Estimates and Summary of Significant Accounting Policies

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

A. BASIS OF PRESENTATION

   The operating cycle in the real estate industry is longer than one year and the distinction between current and non-current is of little relevance. Accordingly, the accompanying balance sheets are presented in an unclassified format.

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

   The assumption of ownership of the properties through ILM II Holding, which is presently a regular C corporation for tax purposes, has resulted in a possible future tax liability which would be payable upon the ultimate sale of the properties (the "built-in gain tax"). The amount of such tax would be calculated based on the lesser of the total net gain realized from the sale transaction or the portion of the net gain realized upon a final sale which is attributable to the period during which the properties were held by in a C corporation. The final phase of the Company's restructuring plans involves the conversion of ILM II Holding to a REIT for tax purposes. Certain changes to the ownership structure of ILM II Holding which are necessary in order for ILM II Holding to qualify as a REIT under the Internal Revenue Code are expected to be made in time for ILM II Holding to elect REIT status in conjunction with the filing of its calendar 1996 federal tax return. Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM II Holding to a REIT would not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the properties were to be held for a period of at least 10 years from the date of the conversion of ILM II Holding to a REIT. However, since the end of the Company's original anticipated holding period is less than 5 years away, the properties are not expected to be held for an additional 10 years. The Board of Directors may defer the Company's scheduled liquidation date, if in the opinion of a majority of the Directors, the disposition of the Company's assets at such time would result in a material under-realization of the value of such assets; provided, however, that no such deferral may extend beyond December 31, 2005. Based on management's current estimate of the increase in the values of the properties which has occurred since April 1994, as supported by independent appraisals, ILM II Holding would incur a sizable tax if the properties were sold. Based on these current estimated market values of the operating investment properties, a sale at such values prior to the end of the 10-year holding period could result in a built-in gain tax of as much as $2.3 million. As the holder of a 99% economic interest in ILM II Holding, the burden of this built-in gain tax would be primarily borne by the Company.

   The Company's affiliate, ILM II Holding, has incurred losses for tax purposes since inception. Neither the Company nor ILM II Holding is likely to be able to use these losses to offset future tax liabilities. Accordingly, no income tax benefit is reflected in these consolidated financial statements.

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

D.  OFFERING COSTS

   Offering costs consist primarily of selling commissions and other costs such as printing and mailing costs, legal fees, filing fees and other marketing costs associated with the offering of shares. Selling commissions were equal to 8% of the gross proceeds raised through the public offering. Commissions totaling $4,120,000 were paid to PWI in connection with the sale of shares. All of the offering costs are shown as a reduction of shareholders' equity.

E.  FAIR VALUE DISCLOSURES

   FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

   The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

   Cash and cash equivalents: The carrying amount reported on the balance sheet for cash and cash equivalents approximates its fair value due to the short-term maturities of such instruments.

   Accounts receivable - affiliates: The carrying amount reported on the balance sheet for accounts receivable affiliates approximates its fair value due to the short-term maturity of such instrument.

   Accounts payable - affiliates: The carrying amount reported on the balance sheet for accounts payable affiliates approximates its fair value due to the short-term maturity of such instrument.

4.  The Advisory Agreement and Related Party Transactions

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

The Advisor and its affiliates receive fees and compensation determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the shares, the management of the Company and the acquisition, management and disposition of the Company's investments. The type of compensation to be paid by the Company to the Advisor and its affiliates under the terms of the Advisory Agreement is as follows:

     1. Under the Advisory Agreement, the Advisor has specific management responsibilities; to perform day-to-day operations of the Company and to act as the investment advisor and consultant for the Company in connection with general policy and investment decisions. The Advisor will receive an annual Base Fee and an Incentive Fee of 0.25% and 0.25%, respectively, of the capital contributions of the Company, as defined, as compensation for such services. Incentive Fees are subordinated to shareholders' receipt of distributions of net cash sufficient to provide a return equal to 10% per annum. The Advisor earned base management fees totaling $130,000 for each of the years ended August 31, 1996, 1995 and 1994. Payment of incentive management fees was suspended effective April 15, 1993 in conjunction with a reduction in the Company's quarterly dividend payments.

     2. For its services in finding and recommending investments, PWPI received mortgage placement fees equal to 2% of the capital contributions. Mortgage placement fees totaling $1,036,000 were earned by PWPI during the Company's investment acquisition period. Such fees have been capitalized and are included in the cost of the operating investment properties on the accompanying consolidated balance sheets.

     3. For its administrative services with respect to all loans, PWPI received, directly from AHC, construction loan administration or due diligence fees equal to 1% of the loan amounts. Loan administration and due diligence fees totaling $425,141 were earned by PWPI during the Company's investment due diligence period.

     4. The Advisor will be entitled to receive 1% of Disposition Proceeds, as defined, until the shareholders have received dividends of Net Cash equal to their Adjusted Capital Investments, as defined, plus a 12% non-compounded annual return on their Adjusted Capital Investments; all Disposition Proceeds thereafter until the Advisor has received an aggregate of 5% of Disposition Proceeds; and, thereafter, 5% of Disposition Proceeds.

AHC received a research and analysis fee in connection with the offering equal to 1% of the capital contributions for identifying and analyzing development and acquisition opportunities for Senior Housing Facilities and for reimbursements of certain expenses associated with those activities. The research and analysis fee paid to AHC totaled $518,123 and is included in offering costs on the accompanying balance sheets.

AHC received an investment fee for providing the Company with the opportunity to invest the available proceeds of the offering in loans. The investment fee is an amount equal to 0.75% of the offering proceeds, and was payable on the date of the Initial Closing. AHC earned investment fees totaling $388,603 which are included in the cost of the operating investment properties on the accompanying balance sheets.

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

Accounts receivable - affiliates at August 31, 1995 consists primarily of amounts due from an affiliated company for disbursements made by the Company on behalf of its affiliate related to the Villa Santa Barbara Facility, which is jointly owned.

Accounts payable - affiliates at August 31, 1996 consists of management fees of $32,000 owed to the Advisor for the quarter ended August 31, 1996. Accounts payable - affiliates at August 31, 1995 includes management fees of $32,000 owed to the Advisor for the quarter ended August 31, 1995 and $25,000 payable to an affiliate of PWPI for providing advisory services to ILM II Holding.

5. Investment in ILM II Holding, Inc.

The Company had made certain mortgage loans (collectively, "the Loans") to Angeles Housing Concepts, Inc. ("AHC"), a company specializing in the development, acquisition and operation of Senior Housing Facilities. The Company entered into an Exclusivity Agreement with AHC and its parent company, Angeles Corporation ("Angeles"), which required AHC to provide the Company with certain specific opportunities to finance Senior Housing Facilities and set forth the terms and conditions of the loans which were made. The Company's loans were secured by first mortgages on the Senior Housing Facilities and a security interest in all tangible personal property. During the quarter ended February 28, 1993, Angeles announced that it was experiencing liquidity problems that had resulted in the inability to meet its obligations. Subsequent to such announcements, AHC defaulted on the regularly scheduled mortgage loan payments due to the Company on March 1, 1993. Subsequent to March 1993, payments toward the debt service owed on the Company's loans were limited to the net cash flow of the operating investment properties. On May 3, 1993, Angeles filed for reorganization under a Chapter 11 Federal Bankruptcy petition filed in the state of California. AHC did not file for reorganization. During fiscal 1993 and continuing in fiscal 1994, the Company retained special counsel and had extensive discussions with AHC concerning the default status of its loans. During the fourth quarter of fiscal 1993, a non-binding settlement agreement between the Company, AHC and Angeles was reached whereby title to ownership of the properties would be transferred from AHC to the Company.

On April 27, 1994, each of the properties owned by AHC and securing the Loans was transferred (collectively, "the Transfers") to newly-created special purpose corporations affiliated with the Company (collectively, "the Property Companies"). The Transfers had an effective date of April 1, 1994. The Transfers were made pursuant to the Settlement Agreement entered into on February 17, 1994 ("the Settlement Agreement") between the Company and AHC, and previously approved by the bankruptcy court handling the bankruptcy case of Angeles. Conveyance documents relating to the Transfers were placed in escrow on February 17, 1994 pending the completion of certain due diligence procedures. This due diligence process included the setting up of appropriate entities to take title to the individual properties as well as the completion of the licensing requirements for each facility. On April 27, 1994, the due diligence process was completed, escrow was broken and the Transfers were effected. Under the terms of the Settlement Agreement, the Company released AHC and Angeles from certain obligations under the Loans.

All of the capital stock of each Property Company is held by ILM II Holding, Inc. ("ILM II Holding"), a Virginia corporation. The capital stock of ILM II Holding is owned by the Company and PWP Holding, Inc. ("PWP Holding"), a wholly-owned subsidiary of PWPI. The Company holds substantially all of the economic ownership in ILM II Holding, while PWP Holding holds voting control. ILM II Holding has issued 100 shares of Series A Preferred Stock to the Company in return for a capital contribution in the amount of $495,000. The holders of the Series A Preferred Stock are entitled to one vote for each share of Preferred Stock held. In addition, the holders of the Series A Preferred Stock are entitled to receive, when and if declared by the Board of Directors, dividends and distributions in an amount per share equal to the product of 0.1 and 99% of the total amount of dividends and distributions made to all shareholders. ILM II Holding has also issued 10,000 shares of Common Stock to PWP Holding in return for a capital contribution in the amount of $5,000. The holders of the Common Stock are entitled to one vote for each share of Common Stock held. The holders of the Common Stock are entitled to receive, when and if declared by the Board of Directors, dividends and distributions in an amount per share equal to the product of 0.001 and 1% of the total amount of dividends and distributions made to all shareholders.

Each Property Company acquired the respective operating property subject to, and assumed the obligations under, the Loan payable to the Company. The principal balance of each Loan was modified to reflect the estimated fair value of the related operating property as of the date of the Transfers. The modified Loans require interest-only payments on a monthly basis at a rate of 7% from April 1, 1994 through December 31, 1994, 9% for the period January 1 through December 31, 1995, 11% for the period January 1 through December 31, 1996, 12% for the period January 1 through December 31, 1997, 13% for the period January 1 through December 31, 1998, 13.5% for the period January 1 through December 31, 1999 and 14% for the period January 1, 2000 through maturity, on December 31, 2000.

Management expects the property ownership structure described above to be in place only temporarily. Since the time that the Company reached agreement with AHC regarding the terms of the Settlement Agreement, management has been investigating and evaluating the available options for structuring the ownership of the properties in order to maximize the potential returns to the existing shareholders while maintaining the Company's qualification as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code. The Board of Directors has identified what it believes is the best structure to accomplish these objectives, and the Company is in the process of implementing that structure as of the date of this report.

Certain changes to the presentation of the Company's financial position and results of operations will be required once the aforementioned permanent property ownership structure is effected. The Transfers of the Senior Housing Facilities from AHC to the Property Companies in fiscal 1994 resulted in no gain or loss recognition by the Company for financial reporting purposes. As stated above, under generally accepted accounting principles, the Company has always accounted for its investments in acquisition and construction loans under the equity method, as if such investments were equity interests in a joint venture. Accordingly, the carrying values of such investments have been reduced since inception by non-cash depreciation charges and by payments from AHC, prior to the default in fiscal 1993, in excess of the net cash flow generated by the Senior Housing Facilities received pursuant to the guaranty agreement between the Company and AHC. As a result of this accounting treatment, the carrying values of the Company's investments had been reduced below management's estimate of the fair market value of the Senior Housing Facilities as of the effective date of the Transfers. Accordingly, for financial reporting purposes the Company has continued to employ its historical cost basis in accounting for these investments subsequent to the Transfers and has continued to record its share of the operating results of the properties in its statement of income. For federal income tax purposes, the investments have always been carried at the contractually stated principal balances of the Loans. For tax purposes only, a loss will be recognized by the Company in 1994 in the amount by which the stated principal balances of the Loans were reduced as of the date of the Transfers (see discussion below).

Based on the initial economic structure of the loan transactions and the expected future allocations of cash flows between the Company and AHC, management originally estimated that the Company's allocable share of the earnings or losses of the properties securing the loan investments was approximately 90% of the total earnings or losses (including depreciation expense) of such properties. As a result of the loan defaults and the Settlement Agreement discussed further above, management believes that the initial economic structure of the Company's investments has changed and, accordingly, the Company has recognized 100% of the earnings or losses of the underlying operating properties in the accompanying statement of income for fiscal 1996, 1995 and 1994 and are reported within Investment in and construction loans to ILM II Holding, Inc. on the accompanying balance sheet.

The following mortgage loans were outstanding at August 31, 1996 and 1995.

Property
Pledged                            Face Amount              Date of
as Collateral               8/31/96          8/31/95        Loans
------------                -------          -------        -----

The Palms                   $8,700,000      $8,700,000      7/18/90
Fort Myers, FL

Crown Villa                  4,950,000       4,950,000      4/25/91
Omaha, NE

Overland Park Place          7,850,000       7,850,000      4/9/92
Overland Park, KS

Rio Las Palmas               5,700,000       5,700,000      5/14/92
Stockton, CA

The Villa at Riverwood       5,850,000       5,850,000      5/29/92
St. Louis

Villa Santa Barbara          5,094,000       4,774,000      7/13/92

         Santa Barbara, CA
                            ------------    --------------
                            $38,144,000       $37,824,000
         Less discount       (4,138,000)       (4,138,000)
                            ------------    --------------
                            $34,006,000       $33,686,000
                            ============    ==============

A discount was recorded on the long-term debt in the amount by which the modified principal amount of the loans exceeded the historical cost basis of the properties at the time of the Transfers.

Descriptions of the properties financed by the Company's loans are summarized below:

         The Palms, Fort Myers, Florida
         ------------------------------

         In July 1990, the Company acquired a loan with respect to an existing 204-unit Senior Housing Facility known as The Palms, located in Fort Myers, Florida. Construction of the Senior Housing Facility, which was 99% leased as of August 31, 1996, was completed in October 1988.

     Crown Villa, Omaha, Nebraska
     ----------------------------

     In April 1991, the Company acquired a loan with respect to a recently completed 73-unit Senior Housing Facility known as Crown Villa, located in Omaha, Nebraska. Construction of the Senior Housing Facility was completed in January 1992. As of August 31, 1996, the project was 99% leased.

     Overland Park Place, Overland Park, Kansas
     ------------------------------------------

     In April 1992, the Company acquired a loan with respect to an existing 137-unit Senior Housing Facility known as Overland Park Place, located in Overland Park, Kansas. Construction of the Senior Housing Facility was completed in June 1984. As of August 31, 1996, the project was 91%leased.

     Rio Las Palmas, Stockton, California
     ------------------------------------

     In May 1992, the Company acquired a loan with respect to an existing 162-unit Senior Housing Facility known as Rio Las Palmas, located in Stockton, California. Construction of the Senior Housing Facility was completed in June 1988. As of August 31, 1996, the project was 90% leased.

     The Villa at Riverwood, St. Louis County, Missouri
     --------------------------------------------------

     In May 1992, the Company acquired a loan with respect to an existing 119-unit Senior Housing Facility known as The Villa at Riverwood, located in St. Louis County, Missouri. Construction of the Senior Housing Facility was completed in June 1985. As of August 31, 1996, the project was 94% leased.

     Villa Santa Barbara, Santa Barbara, California
     ----------------------------------------------

     In July 1992, the Company acquired a loan with respect to an existing 123-unit Senior Housing Facility known as Villa Santa Barbara, located in Santa Barbara, California. The acquisition and improvement of the facility was financed by the aforementioned loan and another loan from an affiliated company, PaineWebber Independent Living Mortgage Fund, Inc. (ILM I). Any amounts due from Angeles Housing with regard to the mortgage loans on the Santa Barbara property will be equitably apportioned between the Company and ILM I (generally 75% to the Company and 25% to ILM I). The Company and ILM I have entered into an Intercreditor Agreement to set forth their respective rights and entitlements under the loan documents. Construction of the Senior Housing Facility was completed in 1979. As of August 31, 1996, the project was 81% leased.

Other Information Regarding Mortgage Loans:

The Settlement Agreement calls for AHC to be retained in a property management capacity under a contract covering the operating properties (the "Management Contract"). The terms of the Management Contract provide that AHC will receive a base management fee (the "Base Management Fee") equal to 5.5% of Gross Operating Revenues, as defined. In addition, AHC is eligible to earn additional compensation through a 25% participation in excess cash flow or sale or refinancing proceeds above specified levels. The thresholds at which AHC would begin to participate in excess cash flow or sale or refinancing proceeds have been set at levels which provide that the Company would receive all amounts to which it was originally entitled under the terms of the Exclusivity Agreement on a cumulative basis before such participation begins. The Property Companies have the right to terminate the Management Contract for cause at any time and can terminate the agreement without cause upon 30 days' written notice to AHC. The Property Companies can also terminate the Management Contract immediately if certain current executive officers of AHC do not remain in their present capacities. Furthermore, the Property Companies have the option of terminating the Management Contract any time after December 31, 1994 by giving 30 days' written notice following any fiscal quarter for which the net operating income level of each operating property fails to equal or exceed certain specified levels. If the Management Contract were terminated on or before June 30, 1995, either without cause or because the specified executive officers failed to remain employed by AHC, AHC would be entitled to receive a termination fee equal to 24 months Base Management Fee calculated based on annualized Gross Operating Revenue for the three calendar months immediately preceding such termination. Under these circumstances the termination fee declines to 18 months Base Management Fee after June 30, 1995 and to 12 months Base

Management Fee after June 30, 1996. If the Management Contract is terminated because the net operating income levels are below the specified amounts, the termination fees described above would be subject to reduction to between 75% and 0% of the applicable amount depending on the magnitude of the net income shortfall. The Company has guaranteed payment of the termination fee.

Condensed balance sheets of ILM II Holding, Inc. as of August 31, 1996 and 1995 are presented as follows:


                   Assets
                   ------
                                          August 31, 1996    August 31, 1995
                                          ---------------    ---------------

Current Assets                            $   634
                                                             $   1,052
Operating Investment Properties, net       31,940               32,964
                                          -------            ----------
                                          $32,574            $  34,016
                                          =======            =========


                 Liabilities and Shareholders' Equity
                 ------------------------------------

Current liabilities                       $    3             $     584
Long term debt                            34,006                33,686
Shareholders' equity                      (1,435)                 (254)
                                          --------           ----------
                                          $ 32,574           $  34,016
                                          ========           ==========

                     Reconciliation of Company's Investment
                     --------------------------------------

Company's share of capital at August 31, 1996            $ (1,435)
Excess basis due to investment in and
    construction loans to ILM Holding, Inc. (1)               550
Company's share of investee's current liabilities
    and long-term debt                                     34,006
Permanent difference due to settlement of claims
    with Angeles Corporation and affiliates (2)              (948)
                                                       ============
Investment in and construction loans to ILM
    Holding, Inc.                                        $ 32,173
                                                       ============

(1) The Company's investment in and construction loans to ILM Holding, Inc. includes amounts representing acquisition fees and other expenses incurred by the Company in connection with the acquisition of the construction loans encumbering the ILM Holding, Inc. properties. Excess basis is being amortized over the term of the loans.

(2) As described in Note 5 under Angeles Corporation Litigation. Summarized operations of the investment properties securing the Company's mortgage loans for the year ended August 31, 1996, the two months ended August 31, 1995, and the years ended June 30, 1995 and 1994 are as follows:

                         Condensed Summary of Operations
                         -------------------------------


                                                Year ended     Two months ended   Year ended     Year ended
                                              August 31, 1996   August 31, 1995  June 30, 1995    June 1994
                                              ---------------  ----------------  -------------   ----------

Revenues                                         $  4,017       $  2,036         $ 11,794         $ 10,865

Operating Expenses                                     --          1,406            8,114            7,660
Depreciation expense                                1,127            196            1,170            1,105
Interest expense                                    3,998            518            3,033            4,965
Management fees                                        --             10               59
General and administrative                             73             --               --               --
                                                 --------       --------         --------         --------

Net loss                                         $ (1,181)      $    (94)        $   (582)        $ (2,865)
                                                 ========       ========         ========         ========

Company's share of loss                          $ (1,181)      $    (94)        $   (582)        $ (2,865)
Borrowers' share of income                             --             --               --               --
                                                 --------       --------         --------         --------
                                                 $ (1,181)      $    (94)        $   (582)        $ (2,865)
                                                 ========       ========         ========         ========

Reconciliation of Company's Share of Income

Net loss                                         $ (1,181)      $    (94)        $   (582)        $ (2,865)
                                                 ========       =========        =========         ========
Interest on mortgage loans issued
by the Company                                      3,998            518            3,033            4,965
Amortization of excess basis                         (143)            --             (143)            (143)
                                                 --------       --------         --------         --------
Equity in income of ILM II Holding               $  2,674       $    424         $  2,308         $  1,957
                                                 ========       ========         ========         ========



As discussed earlier, on September 12, 1994 the Company formed a new subsidiary, ILM II Lease Corporation, for the purpose of operating the Senior Housing Facilities. The Senior Housing Facilities were leased to ILM II Lease Corporation effective September 1, 1995 (see Item 7 for a description of the master lease agreement). A condensed balances sheet as of August 31, 1996 and summary of operations for the year then ended of ILM II Lease Corporation are as follows:

                     Assets
                     ------
                                 August 31, 1996
                                 ---------------

Current Assets                            $1,714
Furniture, fixtures and equipment            183
Other non-current assets                      38
                                          ------
                                          $1,935
                                          ======

     Liabilities and Shareholders' Equity
     ------------------------------------

Current liabilities                       $1,045
Other non-current liabilities                131
Shareholders' equity                         759
                                          ------
                                          $1,935
                                          ======

                                          Summary of Operations
                                          ---------------------
                                              Year ended
                                            August 31, 1996
                                            ---------------

        Revenues                                    $13,201

        Operating expenses                           12,768
        Income tax expense                              173
                                                    -------
Net income                                          $   260
                                                    =======

6. Legal Proceedings and Contingencies

Angeles Corporation Litigation

Angeles had guaranteed certain of the obligations of AHC under the terms of the Exclusivity Agreement described in Note 1. Under the terms of the Settlement Agreement discussed in Note 1, the Company retained a general unsecured claim against Angeles in the amount of $1,200,658 as part of the bankruptcy proceedings, but waived all other claims against Angeles, including any amounts of base and additional interest owed. In addition, the Company maintained a claim for approximately $408,000 against an affiliate of Angeles which had made a separate guaranty to the Company. On March 17, 1995, the Bankruptcy Court handling the Angeles bankruptcy proceedings approved a final settlement of the Company's outstanding claims against Angeles and its affiliates. Pursuant to the terms of this settlement, the Company received a cash payment of $1 million on April 14, 1995 in full satisfaction of the claims, which totaled approximately $1.6 million. This amount, net of certain related legal expenses, was recorded as a reduction in the carrying values of the Company's operating investment properties.

Termination of Management Contract with AHC

On July 29, 1996, ILM II Lease Corporation and ILM II Holding, Inc. ("the Companies") terminated the property management agreement with AHC covering the six senior housing facilities leased by ILM II Lease Corporation from ILM Holding, the Company's consolidated affiliate. The management agreement was terminated for cause pursuant to Sections 1.05 (a) (i), (iii) and (iv) of the agreement. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. ILM II Lease Corporation and ILM II Holding allege that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies. Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an Answer in response to the litigation initiated by the Companies and a Counterclaim against ILM II Holding. The Counterclaim alleges that the management agreement was wrongfully terminated for cause and requests damages which include the payment of the termination fee in the amount of $750,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, which is the earliest date that the management agreement could have been terminated without cause, and recovery of attorney's fees and expenses. In the event ILM II Lease Corporation cannot perform its obligation to pay such amounts, PaineWebber Independent Living Mortgage Inc. II guaranteed the payment of any termination fee the court deems to be owed as a result of these proceedings; however, management believes that ILM II Lease Corporation has the ability to perform under the terms of the management agreement in the event of an unfavorable outcome to this litigation and that the probability of PaineWebber Independent Living Mortgage Inc. II incurring a loss under the terms of its guaranty is remote. The Companies intend to diligently prosecute the case and to vigorously defend the counterclaims made by AHC. The eventual outcome of this termination dispute cannot presently be determined. Accordingly, no provision for any liability which might result from the Company's guaranty of the termination fee has been recorded in the accompanying financial statements.

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

Shareholder Matters

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

7. Subsequent Events

On September 15, 1996, the Company's Board of Directors declared a quarterly dividend for the quarter ended August 31, 1996. On October 14, 1996, a dividend of $0.125 per share of common stock, totaling $648,000, was made to Shareholders of record as of September 30, 1996. On December 13, 1996, the Board of Directors declared a quarterly dividend for the quarter ended November 30, 1996. On January 15, 1997, a dividend of $0.1625 per share of common stock, totaling $842,000, will be made to shareholders of record as of January 2, 1997.

8. Events (unaudited) Subsequent to December 10, 1996

The Company has been attempting to continue its restructuring plans by converting ILM II Holding to a real estate investment trust ("REIT") for tax purposes. In connection with these plans, on November 21, 1996 the Company requested that PWPI cause PWP Holding to sell all of the stock held by PWP Holding in ILM II Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM II Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM II Holding was completed at an agreed upon fair value of $40,000. With this transfer completed, effective January 23, 1997 ILM II Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of a new class of nonvoting, 8% cumulative preferred stock issued to the Company. The number of authorized shares of preferred and common stock in ILM II Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the preferred stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The preferred stock has a Liquidation Preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the preferred stock will accrue at a rate of 8% per annum on the original $1,000 Liquidation Preference and will be cumulative from the date of issuance. Since ILM II Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation.

With regard to the litigation described in Note 5 under "Termination of Management Contract with AHC," the court initially set a trial date of April 28, 1997 but, at AHC's request, recently rescheduled the trial for June 23, 1997. On June 13, 1997 and July 8, 1997, the court issued Orders purporting to enter judgment against the Company and ILM I in the amount of $1,000,000. In so doing, the court effectively canceled the June 23, 1997 trial date. The Orders do not contain any findings of fact or conclusions of law. On July 10, 1997, the Company, ILM I, ILM I Lease Corporation and ILM II Lease Corporation filed a notice of appeal to the United State Court of Appeals for the Fourth Circuit from the Orders. The Company intends to diligently prosecute the appeal. The eventual outcome of this litigation cannot presently be determined. However, as reported in the Company's report on Form 10-Q for the quarter ended May 31, 1997, the Company has recorded a provision in the amount of $400,000 for the liability which might result from the court's Orders.

On February 4, 1997, AHC filed a Complaint in the Superior Court of the State of California against Capital, Lawrence Cohen, President, Chief Executive Officer and a director of the Company, and others alleging that the defendants intentionally interfered with AHC's property management agreement. The complaint seeks damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to federal district court in the Central District of California. Trial in the action has been set for January 13, 1998 and discovery has just begun. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber Properties employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the boards of directors of ILM I Lease Corporation and ILM II Lease Corporation voted to increase the maximum amount of the advance to $100,000. The defendants intend to vigorously defend the claims made against them in the California litigation. The eventual outcome of this litigation cannot presently be determined and, accordingly, no provision for any liability has been recorded in the accompanying financial statements.

With regard to the litigation described in Note 5 under "Shareholder Matters," in March 1997, the United States District Court for the Southern District of New York announced its final approval of the proposed settlement of the New York Limited Partnership Actions (see the Annual Report for further information). The release of the agreed upon settlement proceeds had been delayed pending the resolution of an appeal of the settlement agreement by two of the plaintiff class members. In July, 1997, the United States Court of Appeals for the Second Circuit upheld the settlement over the objections of the two class members. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Company) for any amounts that it is required to pay under the settlement. In addition, in December 1996 PaineWebber agreed to settle the Abbate, Bandrowski and Barstad actions discussed further in the Annual Report. Final releases and dismissals with regard to these actions were received during fiscal 1997. Based on these settlement agreements which cover all of the outstanding shareholder litigation, and notwithstanding the appeal of the class action settlement referred to above, management does not expect that the resolution of these matters will have a material impact on the Company's financial statements, taken as a whole.

                         Report of Independent Auditors


The Shareholders of
ILM II Holding, Inc:

We have audited the accompanying balance sheets of ILM II Holding, Inc. (the "Company"), as of August 31, 1996 and 1995 and the related statements of operations, changes in shareholders' deficit and cash flows for the year ended August 31, 1996, the two month period ended August 31, 1995 and the year ended June 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ILM II Holding, Inc. at August 31, 1996, and the results of its operations and its cash flows for the year ended August 31, 1996, the two month period ended August 31, 1995 and the year ended June 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                               /S/ERNST & YOUNG LLP
                                               ERNST & YOUNG LLP


Boston, Massachusetts
December 10, 1996

                              ILM II HOLDING, INC.

                                 BALANCE SHEETS
                            August 31, 1996 and 1995
                    (In thousands, except per share amounts)


                             Assets
                             ------
                                                         1996              1995
                                                         -----------------------
Operating investment properties, at cost:
    Land                                                 $  5,030       $  5,030
    Building and improvements                              25,714         25,611
    Furniture, fixtures and equipment                       3,964          3,964
                                                         -----------------------
                                                           34,708         34,605
    Less accumulated depreciation                          (2,768)        (1,641)
                                                         -----------------------
                                                           31,940         32,964

Cash and cash equivalents                                     245            811
Accounts receivable                                            --             13
Accounts receivable - related party                           225            188
Deferred rent receivable                                      131             --
Other assets                                                   33             40
                                                         -----------------------
                                                         $ 32,574       $ 34,016
                                                         =======================


            Liabilities & Shareholders' Deficit
            -----------------------------------
Mortgages payable                                        $ 34,006       $ 33,686
Accounts payable - related party                               --             83
Accounts payable and accrued expenses                           3            501
                                                         -----------------------
        Total liabilities                                  34,009         34,270

Shareholders' deficit
    Preferred stock (Series A, $1 par value, 100 shares
      authorized, issued and outstanding)                       1              1
    Common stock ($1 par value, 10,000 shares
      authorized, issued and outstanding)                      10             10
    Additional paid-in capital                                489            489
      Accumulated deficit                                  (1,935)          (754)
                                                         -----------------------
        Total shareholders' deficit                        (1,435)          (254)
                                                         -----------------------
                                                         $ 32,574       $ 34,016
                                                         =======================


See accompanying notes.

                              ILM II HOLDING, INC.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                           For the two month
                                      For the year ended      period ended      For the year ended
                                        August 31, 1996     August 31, 1995        June 30, 1995
                                      -------------------------------------------------------------
Revenues:
  Rental income                       $  4,004             $  2,036             $ 11,789
  Interest income earned
    on cash equivalents                     13                   --                    5

Expenses:
  Property operating                        --                1,406                8,114
  Depreciation                           1,127                  196                1,170
  Interest                               3,998                  518                3,033
  Management advisory fees                  --                   10                   59
  General and administrative                73                   --                   --
                                      --------------------------------------------------
                                         5,198                2,130               12,376
                                      --------------------------------------------------

Net loss                                (1,181)                 (94)                (582)
                                      ==================================================

Loss per share of
  common stock                        $(118.10)            $  (9.40)            $ (58.20)
                                      ==================================================


See accompanying notes.

                              ILM II HOLDING, INC.

             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
         For the year ended August 31, 1996, the two month period ended
                August 31, 1995 and the year ended June 30, 1995
                           (In thousands, except per
                                 share amounts)


                                Common Stock       Preferred Stock
                               $.01 Par Value      $.01 Par Value    Additional
                           -------------------    ----------------    Paid-in      Accumulated
                            Shares  Amount        Shares  Amount      Capital          Deficit      Total
                            ------  ------        ------  ------     ------------  ------------   -----------

Shareholders' equity
at June 30, 1994          10,000    $10            100    $1         $  489        $   (78)       $   422

Net loss                      --     --             --    --             --           (582)          (582)
                         -------    -------    -------    -------    -------        -------        -------
Shareholders' equity
at June 30, 1995          10,000     10            100     1            489           (660)          (160)

Net loss                      --     --             --    --           --              (94)           (94)
                         -------    -------    -------    -------    -------        -------        -------
Shareholders' equity
at August 31, 1995        10,000     10            100     1            489           (754)          (254)

Net loss                      --     --             --    --           --           (1,181)        (1,181)
                         -------    -------    -------    -------    -------        -------        -------
Shareholders' deficit
at August 31, 1996        10,000    $10            100    $1         $489          $(1,935)       $(1,435)
                         =======    =======    =======    =======    =======        =======        =======


See accompanying notes.

                              ILM II HOLDING, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                       For the two month
                                                  For the year ended      period ended      For the year ended
                                                    August 31, 1996     August 31, 1995       June 30, 1995
                                                  ------------------------------------------------------------
Operating activities:
  Net loss                                              $(1,181)             $(94)            $(582)
  Adjustments to reconcile net income to net
   cash used for operating activities:
    Depreciation                                          1,127               196             1,170
    Changes in operating assets and liabilities:
      Accounts receivable                                    13                17               (30)
      Accounts receivable - related party                   (37)               33               663
      Other assets                                            7                27                89
      Deferred rent receivable                             (131)               --                --
      Accounts payable - related party                      (83)               --                --
      Accounts payable and accrued expenses                (498)             (235)             (360)
                                                        -------------------------------------------
  Total adjustments                                         398                38             1,532
                                                        -------------------------------------------
  Net cash used in operating activities                    (783)              (56)              950
                                                        -------------------------------------------
Investing activities:
  Additions to operating investment properties             (103)             (139)           (1,189)
                                                        -------------------------------------------
  Net cash used for investing activities                   (103)             (139)           (1,189)
                                                        -------------------------------------------

Financing activities:
  Advances under mortgage notes                             320                64               523
                                                        -------------------------------------------
  Net cash provided by financing activities                 320                64               523
                                                        -------------------------------------------

Net decrease in cash and cash equivalents
  at end of period                                         (566)             (131)              284
Cash and cash equivalents at beginning of year              811               942               658
                                                        -------------------------------------------
Cash and cash equivalents at end of year                    245               811               942
                                                        ===========================================


See accompanying notes.

1. Nature of Operations and Basis of Presentation

PaineWebber Independent Living Mortgage Inc. II ("ILM II") invested in six participating mortgage loans secured by Senior Housing Facilities located in five different states. All of the loans made by ILM II were originally with Angeles Housing Concepts, Inc. ("AHC"), a company specializing in the development, acquisition and operation of Senior Housing Facilities. ILM II entered into an Exclusivity Agreement with AHC and its parent company, Angeles Corporation ("Angeles"), which required AHC to provide ILM II with certain specific opportunities to finance Senior Housing Facilities and set forth the terms and conditions of the loans which were made. The loan documents under the aforementioned Exclusivity Agreement called for interest to be paid on construction loans at the rate of 13.3% per annum during the construction period and for Base Interest to be paid on the permanent loans at the rate of 10.3% per annum. In addition to the Base Interest, Additional Interest was to be payable on the permanent loans in an amount equal to 10% of the Gross Revenues of the Senior Housing Facilities, as defined. Under the terms of the amended Exclusivity Agreement, Additional Interest was to be no less than 3% of the aggregate principal amount of all permanent loans outstanding for the entire term of the investments. In the aggregate, the properties securing loans from ILM II did not generate sufficient cash flow to cover the debt service payments owed to ILM II under the amended terms of the Exclusivity Agreement. To the extent that the properties did not generate sufficient cash flow to make the full payments due under the loan documents, the shortfall was funded by AHC through December 1992. The source of cash to make up these shortfalls was from specified deficit reserve accounts, which had been funded from the proceeds of the mortgage loans, and from contributions by Angeles.

During the quarter ended February 28, 1993, Angeles announced that it was experiencing liquidity problems that resulted in the inability to meet its obligations. Subsequent to such announcements, AHC defaulted on the regularly scheduled mortgage loan payments due to ILM II on March 1, 1993. Subsequent to March 1993, payments toward the debt service owed on ILM II's loans were limited to the net cash flow of the operating investment properties. On May 3, 1993, Angeles filed for reorganization under a Chapter 11 Federal Bankruptcy petition filed in the state of California. AHC did not file for reorganization. ILM II retained special counsel and held extensive discussions with AHC concerning the default status of its loans. During the fourth quarter of fiscal 1993, a non-binding settlement agreement between ILM II, AHC and Angeles was reached whereby ownership of the properties would be transferred from AHC to ILM II or its designated affiliates. Under the terms of the Settlement Agreement, ILM II released AHC and Angeles from certain obligations under the loans. On April 27, 1994, each of the properties owned by AHC and securing the Loans was transferred (collectively, "the Transfers") to newly-created special purpose corporations affiliated with ILM II (collectively, "the Property Companies"). The Transfers had an effective date of April 1, 1994 and were made pursuant to the Settlement Agreement entered into on February 17, 1994 ("the Settlement Agreement") between ILM II and AHC which had previously been approved by the bankruptcy court handling the bankruptcy case of Angeles. All of the capital stock of each Property Company was held by ILM II Holding, Inc. (the "Company"), a Virginia corporation. In August 1995, each of the Property Companies merged into the Company. As a result, ownership of the Senior Housing Facilities is now held by the Company, and the Property Companies no longer exist as separate legal entities. The capital stock of the Company is owned by ILM II and PWP Holding, Inc. ("PWP Holding"), a wholly-owned subsidiary of PaineWebber Properties Incorporated ("PWPI"). PWPI is a wholly owned subsidiary of PaineWebber Incorporated, which is a wholly owned subsidiary of PaineWebber Group, Inc. ("PaineWebber").

As part of the fiscal 1994 settlement agreement with AHC, the Company retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement. As discussed further in Note 8, the management agreement with AHC was terminated in July 1996. Subsequent to the effective date of the Settlement Agreement with AHC, management investigated and evaluated the available options for structuring the ownership of the properties in order to maximize the potential returns to the existing shareholders while maintaining ILM II's qualification as a REIT under the Internal Revenue Code. On September 12, 1994, ILM II formed a new subsidiary, ILM II Lease Corporation, for the purpose of operating the Senior Housing Facilities. The Senior Housing Facilities were leased to ILM II Lease Corporation effective September 1, 1995 (see Note 7 for a description of the master lease agreement).

2. Use of Estimates and Summary of Significant Accounting Policies

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of August 31, 1996 and 1995 and revenues and expenses for the year ended August 31, 1996, the two month period ended August 31, 1995, and the year ended June 30, 1995. Actual results could differ from the estimates and assumptions used.

In 1995, in connection with the restructuring of property ownership described above, the Company changed its fiscal year end from June 30 to August 31.

The Company's significant accounting policies are summarized as follows:

    A. BASIS OF PRESENTATION

       The operating cycle in the real estate industry is longer than one year and the distinction between current and non-current is of little relevance. Accordingly, the accompanying balance sheets are presented in an unclassified format.

    B.  INCOME TAXES

       For purposes of filing federal tax returns, the financial statements of the Company are consolidated with those of ILM II. The Company has incurred losses for tax purposes since inception. Neither ILM II nor the Company is likely to be able to use these losses to offset future tax liabilities. Accordingly, no income tax benefit is reflected in these financial statements.

    C.  CASH AND CASH EQUIVALENTS

        For purposes of reporting cash flows, cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less.

    D.  FAIR VALUE DISCLOSURES

        FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

        Accounts payable - related party: The carrying amount reported on the balance sheet for accounts payable related party approximates its fair value due to the short-term maturity of such instrument.

        Mortgages payable: Due to the unique nature of the debt arrangement as described in Note 5, management is unable to determine the fair value of mortgages payable without incurring excessive costs.


E.  OPERATING INVESTMENT PROPERTIES

        Operating investment properties are carried at the lower of cost, reduced by accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the owner's investment through expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its current market value as determined on a discounted basis. None of the operating investment properties were held for sale as of August 31, 1996 or 1995. Depreciation expense is provided on a straight-line basis using an estimated useful life of 40 years for the buildings and improvements and 5 years for the furniture, fixtures and equipment.

        The Company has reviewed FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which is effective for financial statements for years beginning after December 15, 1995, and believes this new pronouncement will not have a material effect on the Company's financial statements.

F.  RENTAL REVENUES

        In fiscal 1995 rental income consisted of payments due on the individual tenant leases at the Senior Housing Facilities. Units at the Facilities are generally rented for terms of twelve months or less. The base rent charged varies depending on the unit size, with added fees collected for more than one occupant per unit and for assisted living services. Included in the amount of base rent charged are certain meals, housekeeping, medical and social services provided to the residents of each Facility. In fiscal 1996, rental revenues consist of payments due from ILM II Lease Corporation under the terms of the master lease described in Note 7. Base rental income under the master lease is recognized on a straight-line basis over the term of the lease. Deferred rent receivable on the balance sheet as of August 31, 1996 represents the difference between rental income on a straight-line basis and rental income received under the terms of the master lease

3.  The Advisory Agreement and Related Party Transactions

Subject to the supervision of ILM II's Board of Directors, the business of ILM II and the Company is managed by PaineWebber ILM Advisor, L.P. (the "Advisor"), a limited partnership comprised of ILM REIT Advisor, Inc., a Virginia corporation, and Properties Associates, L.P. ("PA"), a Virginia limited partnership. ILM REIT Advisor, Inc. is a wholly owned subsidiary of PaineWebber Properties Incorporated ("PWPI"). In addition, the limited partners and holders of assignee interest of PA are or have been officers of PWPI. PWPI is a wholly owned subsidiary of PaineWebber Incorporated ("PWI"). PWI is a wholly owned subsidiary of PaineWebber Group, Inc. ("PaineWebber"). The Advisor and its affiliates receive fees and compensation determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the shares, the management of ILM II and the acquisition, management and disposition of ILM II's investments.

Management advisory fees for the two month period ended August 31, 1995 and the year ended June 30, 1995 were earned by an affiliate of PWPI for its administration and supervision of the day-to-day operations of the Company. Such fees were equal to 0.5% of the Gross Operating Revenues of the Senior Housing Facilities. These management advisory fees were no longer charged to the Company effective September 1, 1995 upon the commencement of the master lease described in Note 7. Accounts payable - related party at August 31, 1995 represents the Company's outstanding liability for these fees at that date.

Accounts receivable - related party at August 31, 1996 represents advances in the amount of $225,000 made to ILM II Lease Corporation (see Note 7) primarily for the purchase of personal property to operate the Senior Housing Facilities. Accounts receivable - related party at August 31, 1995 consists primarily of amounts receivable from an affiliated company for advances made on behalf of the affiliated company to the Villa Santa Barbara Senior Housing Facility.

Accounts payable - related party at August 31, 1995 represents amounts due to the Advisor for management advisory services provided to the Company through August 31, 1995.

4.  Operating Properties

Descriptions of the Company's operating properties are summarized below:

         The Palms, Fort Myers, Florida
         ------------------------------

         In July 1990, ILM II acquired a loan with respect to an existing 204-unit Senior Housing Facility known as The Palms, located in Fort Myers, Florida. Construction of the Senior Housing Facility, which was 99% leased as of August 31, 1996, was completed in October 1988.

         Crown Villa, Omaha, Nebraska
         ----------------------------

         In April 1991, ILM II acquired a loan with respect to a recently completed 73-unit Senior Housing Facility known as Crown Villa, located in Omaha, Nebraska. Construction of the Senior Housing Facility was completed in January 1992. As of August 31, 1996, the project was 99% leased.

         Overland Park Place, Overland Park, Kansas
         ------------------------------------------

         In April 1992, ILM II acquired a loan with respect to an existing 137-unit Senior Housing Facility known as Overland Park Place, located in Overland Park, Kansas. Construction of the Senior Housing Facility was completed in June 1984. As of August 31, 1996, the project was 91% leased.

         Rio Las Palmas, Stockton, California
         ------------------------------------

         In May 1992, ILM II acquired a loan with respect to an existing 162-unit Senior Housing Facility known as Rio Las Palmas, located in Stockton, California. Construction of the Senior Housing Facility was completed in June 1988. As of August 31, 1996, the project was 90% leased.

         The Villa at Riverwood, St. Louis County, Missouri

         In May 1992, ILM II acquired a loan with respect to an existing 119-unit Senior Housing Facility known as The Villa at Riverwood, located in St. Louis County, Missouri. Construction of the Senior Housing Facility was completed in June 1985. As of August 31, 1996, the project was 94% leased.

         Villa Santa Barbara, Santa Barbara, California
         ----------------------------------------------

         In July 1992, ILM II acquired a loan with respect to an existing 123-unit Senior Housing Facility known as Villa Santa Barbara, located in Santa Barbara, California. The acquisition and improvement of the facility was financed by the aforementioned loan and another loan from an affiliated company, PaineWebber Independent Living Mortgage Fund, Inc. (ILM). Any amounts due from Angeles Housing with regard to the mortgage loans on the Santa Barbara property will be equitably apportioned between ILM II and ILM (generally 75% to ILM II and 25% to
         ILM). ILM II and ILM have entered into an Intercreditor Agreement to set forth their respective rights and entitlements under the loan documents. Construction of the Senior Housing Facility was completed in 1979. As of August 31, 1996, the project was 81% leased. During the first quarter of fiscal 1994, ILM II committed to release a portion of the funds set aside for capital improvements at Villa Santa Barbara in order to improve the marketability of the property. With the formal execution of the Settlement Agreement completed, the planned improvement program is now moving forward toward completion. ILM II's financing of such a program is expected to total approximately $1 million, which it will fund from available uninvested offering proceeds.

5.  Mortgage Loans

The Company's operating properties were acquired subject to the participating mortgage loans payable to ILM II. The principal balance of each loan was modified to reflect the estimated fair value of the related operating property as of the date of the Transfers. The modified Loans require interest-only payments on a monthly basis at a rate of 7% from April 1, 1994 through December 31, 1994, 9% for the period January 1 through December 31, 1995, 11% for the period January 1 through December 31, 1996, 12% for the period January 1 through December 31, 1997, 13% for the period January 1 through December 31, 1998, 13.5% for the period January 1 through December 31, 1999 and 14% for the period January 1, 2000 through maturity, on December 31, 2000.

The following loans were outstanding at August 31, 1996 and 1995.


         Property
         Pledged                               Aug. 31,            Aug. 31,           Date of
         as Collateral                         1996                  1995               Loan
         -------------                         ----                  ----               ----
The Palms                                    $8,700,000            $8,700,000           7/18/90
Fort Myers, FL

Crown Villa                                   4,950,000             4,950,000           4/25/91
Omaha, NE

Overland Park Place                           7,850,000             7,850,000            4/9/92
Overland Park, KS

Rio Las Palmas                                5,700,000             5,700,000           5/14/92
Stockton, CA

The Villa at Riverwood                        5,850,000             5,850,000           5/29/92
St. Louis County, MO

Villa Santa Barbara                           5,094,000             4,774,000           7/13/92
Santa Barbara, CA
                                     -------------------     -----------------
                                            $38,144,000           $37,824,000

Less discount                                (4,138,000)           (4,138,000)
                                     -------------------     -----------------
                                            $34,006,000           $33,686,000
                                     ===================     =================


A discount was recorded on the long-term debt in the amount by which the modified principal amount of the loans exceeded the historical cost basis of the properties at the time of the Transfers.

6.  Shareholders' Equity

The Company has issued 100 shares of Series A Preferred Stock to ILM II in return for a capital contribution in the amount of $495,000. The holders of the Series A Preferred Stock are entitled to one vote for each share of Preferred Stock held. In addition, the holders of the Series A Preferred Stock are entitled to receive, when and if declared by the Board of Directors, dividends and distributions in an amount per share equal to the product of 0.1 and 99% of the total amount of dividends and distributions made to all shareholders. The Company has also issued 10,000 shares of Common Stock to PWP Holding in return for a capital contribution in the amount of $5,000. The holders of the Common Stock are entitled to one vote for each share of Common Stock held. The holders of the Common Stock are entitled to receive, when and if declared by the Board of Directors, dividends and distributions in an amount per share equal to the product of 0.001 and 1% of the total amount of dividends and distributions made to all shareholders.

7.  Lease Arrangements

Beginning September 1, 1995, the Senior Housing Facilities were leased to ILM II Lease Corporation under a master lease agreement. The master lease agreement, is initially between the Company, as owner of the properties and Lessor, and ILM II Lease Corporation as Lessee. The master lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. The Company, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, which expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara property), ILM II Lease Corporation is obligated to pay annual base rent for the use of all of the Facilities in the aggregate amount of $3,548,700 for calendar year 1995 (prorated based on the lease commencement date) and $4,035,600 for calendar year 1996 and each subsequent year. Beginning in January 1997 and for the remainder of the lease term, ILM I Lease Corporation will also be obligated to pay variable rent for each Senior Housing Facility. Such variable rent will be payable quarterly and will equal 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000.

A condensed balance sheet as of August 31, 1996 and summary of operations for the year then ended of ILM II Lease Corporation are as follows:



                                            Assets
                                            -------
                                                                         August 31, 1996
                                                                         ---------------
Current Assets                                                                    $1,714
Furniture, fixtures and equipment                                                    183
Other non-current assets                                                              38
                                                                              ==========
                                                                                  $1,935
                                                                              ==========

                                    Liabilities and Shareholders' Equity
                                    -------------------------------------
Current liabilities                                                               $1,045
Other non-current liabilities                                                        131
Shareholders' equity                                                                 759
                                                                              ==========
                                                                                  $1,935
                                                                              ==========


                                                                   Summary of Operations

                                                                           Year ended
                                                                         August 31, 1996

Revenues                                                                         $13,201

Operating expenses                                                                 8,764
Master lease expense                                                               4,004
Income tax expense                                                                   173
                                                                            ------------

Net income                                                                    $     260

                                                                            ============


8.   Legal Proceedings and Contingencies

Angeles Corporation Litigation

Angeles had guaranteed certain of the obligations of AHC under the terms of the Exclusivity Agreement described in Note 1. Under the terms of the Settlement Agreement discussed in Note 1, ILM II retained a general unsecured claim against Angeles in the amount of $1,200,658 as part of the bankruptcy proceedings, but waived all other claims against Angeles, including any amounts of base and additional interest owed. In addition, ILM II maintained a claim for approximately $408,000 against an affiliate of Angeles which had made a separate guaranty to ILM II. On March 17, 1995, the Bankruptcy Court handling the Angeles bankruptcy proceedings approved a final settlement of ILM II's outstanding claims against Angeles and its affiliates. Pursuant to the terms of this settlement, ILM II received a cash payment of $1 million on April 14, 1995 in full satisfaction of the claims, which totaled approximately $1.6 million. This amount, net of certain related legal expenses, was recorded as a reduction in the carrying values of ILM II's operating investment properties.

Schedule III - Real Estate and Accumulated Depreciation

                               ILM HOLDING INC. II
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 August 31, 1996
                             (Amounts in thousands)



                                                                    Costs
                                                                  Capitalized
                                         Initial Cost to           (Removed)        Gross Amount at Which Carried at
                                             II.M (2)            Subsequent to               End of Year
                                     -------------------------    Acquisition     ------------------------------------
                                                 Buildings &      Buildings &                 Buildings &
  Depreciation     Encumbrances (1)    Land      Improvements     Improvements      Land      Improvements    Total
------------------ ----------------- ----------  -------------  ----------------- ----------  ------------- ----------
CONGREGATE CARE FACILITIES:
Fort Myers, FL        $  8,700       $ 1,058       $  6,065       $     209        $ 1,058       $6,274      $ 7,332

Omaha, NE                4,950           390          3,032             105            390        3,137        3,527

Overland Park, KS        7,850           656          5,170             178            656        5,348        6,004

Stockton, CA             5,700         1,496          3,952             137          1,496        4,089        5,585

St. Louis County,
  MO                     5,850           280          3,480             120            280        3,600        3,880

Santa Barbara,
  California              5,094         1,150         3,156             110           1,150       3,266        4,416
                   ------------      --------    ----------     -----------       ---------   ---------     --------
                    $   38,144       $ 5,030       $ 24,855        $    859        $ 5,030     $ 25,714      $30,744
                    ==========       =======       ========        ========        =======     ========      =======



                                                                  Life on
                                                                   Which
                                                                Depreciation
                                                                 in Latest
                                                                   Income
                   Accumulated      Date of          Date        Statement
  Depreciation     Depreciation   Construction   Acquired (2)   is Computed
------------------ -------------  -------------  -------------  -------------
CONGREGATE CARE FACILITIES:

Fort Myers, FL       $   858          1988          4/1/94        5-40 yrs

Omaha, NE                338          1992          4/1/94       5-40 yrs.

Overland Park, KS        509          1984          4/1/94       5 - 40 yrs

Stockton, CA             418          1988          4/1/94       5 -40 yrs.

St. Louis County,
  MO                     363          1985          4/1/94       5 - 40 yrs

Santa Barbara,
  California             282          1979          4/1/94      5 - 40 yrs.
                   ---------
                    $  2,768
                    ========






(1) Encumbrances represent first mortgage loans between the Company, as mortgagor, and PaineWebber Independent Living Mortgage Fund Inc. II, as mortgagee.

(2) Initial cost to the Company represents the cost at which the Facilities were transferred to the Company effective April 1, 1994 pursuant to the Settlement Agreement entered into between the Company and AHC as described in the Notes to the Financial Statements.

(3) The aggregate cost of real estate owned at August 31, 1996 for Federal income tax purposes is approximately $38,872,000.

Schedule III - Real Estate and Accumulated Depreciation
-------------------------------------------------------



                               ILM HOLDING INC. II
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 August 31, 1996
                             (Amounts in thousands)



(5)    Reconciliation of real estate owned:
                                                                                 1996                 1995
       Balance at beginning of period                                         $      30,641         $     29,313
          Acquisitions and improvements - 12 months ended 8/31/96                       103                    -
          Acquisitions and improvements - 12 months ended 6/30/95                         -                1,189
          Improvements - 3 months ended 6/30/94                                           -                    -
          Improvements - 2 months ended 8/31/95                                           -                  139
                                                                            ================     ================
       Balance at end of period                                                $     30,744         $     30,641
                                                                            ================     ================

(6) Reconciliation of accumulated depreciation:

       Balance at beginning of period                                         $       1,641       $          275
          Depreciation expense - 12 months ended 8/31/96                              1,127                    -
          Depreciation expense - 12 months ended 6/30/95                                  -                1,170
          Depreciation expense - 3 months ended 6/30/94                                   -                    -
          Depreciation expense - 2 months ended 8/31/95                                   -                  196
                                                                            ================     ================
       Balance at end of period                                               $       2,768        $       1,641
                                                                            ================     ================
