Form 10-K405
period 1997-08-31
ILM II SENIOR LIVING INC /VA
filed 1998-04-07
CIK 861880

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

_X_            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED: AUGUST 31, 1997
                                       OR
___         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from _____ to _____.

                         Commission File Number: 0-18942

                           ILM II SENIOR LIVING, INC.
             (Exact name of registrant as specified in its charter)

       Virginia                                               06-1293758
       --------                                            ----------------
(State of organization)                                    (I.R.S. Employer
                                                          Identification No.)

28 State Street, Suite 1100, Boston, MA                          02109
--------------------------------------------------------------------------
(Address of principal executive office)                       (Zip Code)

Registrant's telephone number, including area code:          888-257-3550

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
Title of each class                                on which registered
-------------------                               ---------------------
     None                                                None

          Securities registered pursuant to Section 12(g) of the Act:

                      Shares of Common Stock $.01 Par Value
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           -

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes    No X
                      -     -

Shares of common stock outstanding as of August 31, 1997: 5,181,236. The aggregate sales price of the shares sold was $51,812,356. This does not reflect market value. There is no current market for these shares.

                             DOCUMENTS INCORPORATED BY REFERENCE
            Documents                                       Form 10-K Reference
            ---------                                       -------------------
Prospectus of registrant dated                              Parts II, Part IV
August 8, 1990, as supplemented [33 Act filing #33-33857]

Current Report on Form 8-K                                  Part IV
of registrant dated July 18, 1997

===============================================================================

                           ILM II SENIOR LIVING, INC.
                                 1997 FORM 10-K

                                TABLE OF CONTENTS

Part I                                                                                Page
------                                                                                ----

Item      1       Business.............................................................I-1

Item      2       Properties...........................................................I-6

Item      3       Legal Proceedings....................................................I-7

Item      4       Submission of Matters to a Vote of Security Holders..................I-7


Part II
-------
Item      5       Market for the Registrant's Shares and Related
                    Stockholder Matters...............................................II-1

Item      6       Selected Financial Data.............................................II-2

Item      7       Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.........................................II-3

Item      8       Financial Statements and Supplementary Data.........................II-7

Item      9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................II-7


Part III
--------
Item     10       Directors and Executive Officers of the Registrant.................III-1

Item     11       Executive Compensation.............................................III-2

Item     12       Security Ownership of Certain Beneficial Owners and Management.....III-3

Item     13       Certain Relationships and Related Transactions.....................III-3


Part IV
-------
Item     14       Exhibits, Financial Statement Schedules and Reports on Form 8-K.....IV-1

Signatures        ....................................................................IV-2

Index to Exhibits ....................................................................IV-3

Financial Statements and Supplementary Data....................................F-1 to F-33

                                     PART I
                                     ------

Item 1. Business

        ILM II Senior Living, Inc. (the "Company") is a finite-life corporation organized on February 5, 1990 in the Commonwealth of Virginia for the purpose of making construction and participating mortgage loans secured by rental housing complexes for independent senior citizens ("Senior Housing Facilities"). On September 12, 1990, the Company commenced a public offering of up to 10,000,000 shares of common stock pursuant to the final prospectus as amended incorporated into a Registration Statement filed on Form S-11 under the Securities Act of 1933 (Registration Statement No. 33-33857), (the "Prospectus"). On May 10, 1991, the public offering terminated. The Company issued 5,181,236 shares, representing capital contributions of $51,812,356, of which $200,000 represented the sale of 20,000 shares to an affiliate at that time, PaineWebber Group, Inc. ("PaineWebber"). For discussion purposes, PaineWebber will refer to PaineWebber Group, Inc. and all affiliates that provided services to the Company in the past. The Company has elected to qualify and be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended, for each taxable year of operations. As a REIT, the Company is allowed a deduction for the amount of dividends paid to shareholders of the Company ("Shareholders"), thereby effectively subjecting the distributed net income of the Company to taxation at the shareholder level only. In order to qualify as a REIT, the Company must distribute at least 95% of its taxable income on an annual basis and meet certain other requirements.

        The Company originally invested the net proceeds of the initial public offering in six participating mortgage loans secured by Senior Housing Facilities located in five different states. All of the loans made by the Company were originally to Angeles Housing Concepts, Inc. ("AHC"), a company specializing in the development, acquisition and operation of Senior Housing Facilities. The Company entered into an exclusivity agreement (as amended), with AHC and its parent company, Angeles Corporation ("Angeles"), which required AHC to provide the Company with certain specific opportunities to finance Senior Housing Facilities and set forth the terms and conditions of the loans which were made. The loan documents under the aforementioned Exclusivity Agreement called for interest to be paid on construction loans at the rate of 13.3% per annum during the construction period and for base interest to be paid on the permanent loans at the rate of 10.3% per annum. In addition to the Base Interest, additional interest was to be paid on the permanent loans in an amount equal to 10% of the gross revenues of the Senior Housing Facilities, as defined. Under the terms of the amended Exclusivity Agreement, additional interest was to be no less than 3% of the aggregate principal amount of all permanent loans outstanding for the entire term of the investments. In the aggregate, the properties securing loans from the Company did not generate sufficient cash flow to cover the debt service payments owed to the Company under the amended terms of the Exclusivity Agreement. To the extent that the properties did not generate sufficient cash flow to make the full payments due under the loan documents, the shortfall was funded by AHC through December 1992. The source of cash to make up these shortfalls was from specified deficit reserve accounts, which had been funded from the proceeds of the mortgage loans, and from contributions by Angeles.

        During the quarter ended February 28, 1993, Angeles announced that it was experiencing liquidity problems that resulted in the inability to meet its obligations. Subsequent to such announcements, AHC defaulted on the regularly scheduled mortgage loan payments due to the Company on March 1, 1993. Subsequent to March 1993, payments toward the debt service owed on the Company's loans were limited to the net cash flow of the operating investment properties. On May 3, 1993, Angeles filed for reorganization under a Chapter 11 Federal Bankruptcy petition filed in the state of California. AHC did not file for reorganization. The Company retained special counsel and held extensive discussions with AHC concerning the default status of its loans. During the fourth quarter of fiscal 1993, a non-binding settlement agreement between the Company, AHC and Angeles was reached whereby ownership of the properties would be transferred from AHC to the Company or its designated affiliates. Under the terms of the settlement agreement, the Company would release AHC and Angeles from certain obligations under the loans. On April 27, 1994, each of the properties owned by AHC and securing the loans was transferred (collectively, "the Transfers") to newly created special purpose corporations affiliated with the Company (collectively, "the Property Companies"). The Transfers had an effective date of April 1, 1994 and were made pursuant to the Settlement Agreement entered into on February 17, 1994 ("the Settlement Agreement") between the Company and AHC which had previously been approved by the bankruptcy court handling the bankruptcy case of Angeles. All of the capital stock of each Property Company was held by ILM II Holding, Inc. ("ILM II Holding") a subsidiary, a Virginia corporation. In August 1995, each of the Property Companies merged into ILM II Holding which is majority owned by the Company. As a result, ownership of the Senior Housing Facilities is now held by ILM II Holding, and the Property Companies no longer exist as separate legal entities. As part of the Settlement Agreement, ILM II Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement (the "Agreement").

        Subsequent to the effective date of the Settlement Agreement with AHC, management investigated and evaluated the available options for structuring the ownership of the properties in order to maximize the potential returns to the existing Shareholders, while maintaining the Company's qualification as a REIT under the Internal Revenue Code. To retain REIT status, the Company must ensure that 75% of its annual gross income is received from qualified sources. Under the original investment structure, interest income from the Company's mortgage loans was a qualified source. The properties that are now owned by a subsidiary of the Company are Senior Housing Facilities that provide residents with more services, such as meals, activities, assisted living, etc., than are customary for ordinary residential apartment properties. As a result, a significant portion of the rents paid by the residents includes income for the increased level of services received by them. Consequently, the rents paid by the residents likely would not be qualified rents for REIT qualification purposes if received directly by the Company. Therefore, if the Company received such rents directly, it could lose REIT status and be taxed as a regular corporation. After extensive review, the Board of Directors determined that it would be in the best interests of the Shareholders for the Company to retain REIT status and master lease the properties to a shareholder-owned operating company. As discussed further in Item 7, on September 12, 1994, the Company formed a new subsidiary, ILM II Lease Corporation ("Lease II"), for the purpose of operating the Senior Housing Facilities. The Senior Housing Facilities were leased to Lease II effective September 1, 1995. See Item 7 for a description of the master lease agreement.

        As discussed further in Item 7, the Agreement with AHC was terminated in July 1996 and Capital Senior Management 2, Inc. ("Capital") was engaged as the new property manager on July 29, 1996. In November 1996, Lawrence A. Cohen, President, Chief Executive Officer and Director of the Company became Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital. As a result, the management agreement (the "Management Agreement") with Capital is considered a related party transaction (see Item
13).

        ILM II Holding holds title to the six Senior Housing Facilities which comprise the balance of operating investment properties on the accompanying consolidated balance sheets, subject to certain mortgage loans payable to the Company. Such mortgage loans and the related interest expense are eliminated in consolidation. The capital stock of ILM II Holding was originally owned by the Company and PaineWebber. ILM II Holding had issued 100 shares of Series A Preferred Stock to the Company in return for a capital contribution in the amount of $495,000 and had issued 10,000 shares of common stock to PaineWebber in return for a capital contribution in the amount of $5,000. The common stock represented approximately 99 percent of the voting power and 1 percent of the economic interest in ILM II Holding, while the preferred stock represented approximately 1 percent of the voting power and 99 percent of the economic interest in ILM II Holding.

        The Company completed its restructuring plans by converting ILM II Holding to a REIT for tax purposes. In connection with these plans, on November 21, 1996 the Company requested that PaineWebber sell all of the stock held in ILM II Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM II Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM II Holding was completed at an agreed upon fair value of $40,000. With this transfer completed, effective January 23, 1997 ILM II Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of a new class of nonvoting, 8% cumulative preferred stock issued to the Company ("the Preferred Stock"). The number of authorized shares of preferred and common stock in ILM II Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock will accrue at a rate of 8% per annum on the original $1,000 liquidation preference and will be cumulative from the date of issuance. Since ILM II Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. The Company recorded the contribution of the Preferred Stock in ILM II Holding to the charitable organizations at the amount of the initial liquidation preference of $111,000. Such amount is included in general and administrative expenses in the accompanying consolidated statement of income for the year ended August 31, 1997. Cumulative dividends accrued as of August 31, 1997 on the Preferred Stock in ILM II Holding totaled $5,180.

        At a meeting of the Company's Board of Directors on January 10, 1997, PaineWebber recommended the immediate sale of the Senior Housing Facilities held by the Company and an affiliated entity, ILM Senior Living, Inc. ("ILM I"). ILM I is also a finite-life corporation organized for the purpose of making construction and participating mortgage loans secured by Senior Housing Facilities. The recommended sale would transpire by means of a controlled auction to be conducted by PaineWebber, at no additional compensation, with PaineWebber offering to purchase the Senior Living Facilities held by the Company and ILM I for $127 million, thereby guaranteeing the Shareholders a "floor" price. The Senior Housing Facilities held by the Company would represent approximately $52 million of this amount. After taxes and closing costs, net proceeds to the Company would equal approximately $48 million or approximately $9.36 per share. PaineWebber also stated that if it purchased the Senior Housing Facilities held by the Company and ILM I at the specified price and were then able to resell the properties at a higher price, PaineWebber would pay any "excess profits" to the Shareholders. To assist the Company in evaluating PaineWebber's proposal, a disinterested, independent investment banking firm with expertise in healthcare REITs and independent/assisted living financings was engaged by the Company, Lease II, and ILM I and its affiliates. Following a comprehensive analysis, the investment banker recommended that PaineWebber's proposal should be declined and that instead investigation of expansion and restructuring alternatives should be pursued. After analyzing PaineWebber's proposal and the recommendations and other information provided by the independent investment banker, the Boards of the Company and ILM I voted unanimously to decline PaineWebber's proposal and to explore the alternatives recommended by the independent investment banker. The Boards declined to seek an immediate sale of the properties because, in the Boards' view, the liquidation price would not reflect the "going concern" values of the Company and ILM I and, therefore, would not maximize shareholder value. In addition, the Boards did not consider it advisable to liquidate the Company and ILM I on the suggested terms three years prior to their scheduled termination date.

        PaineWebber indicated to the Board in its January 10, 1997 proposal that it would not wish to continue to serve as advisor to the Company and its affiliates if the Company declined to accept PaineWebber's proposal. The Company accepted the resignation of PaineWebber, effective as of June 18, 1997. PaineWebber continued to provide certain administrative services to the Company and its affiliates through August 31, 1997, pursuant to the terms of a transition services agreement entered into with the Company and its affiliates. The Company and its affiliates also accepted, effective as of June 18, 1997, the resignations of those officers and directors who were employees of or otherwise affiliated with PaineWebber.

        The Company and Lease II are considering a merger of the Company with ILM I, a merger of Lease II with ILM I Lease Corporation ("Lease I") and other business combinations. The Company has not fully evaluated any of these alternatives and is not in a position at this time to recommend any actions to the Shareholders. There can be no assurance that the Company will recommend taking any of the actions identified above or any others which may be recommended by its investment bankers.

        The Company's investments as of August 31, 1997 are described below:

Property Name                                    Date of
and Location (1)         Type of Property        Investment              Size
---------------------    ----------------        ----------              ----
The Palms
Fort Myers, FL           Senior Facility        Housing  7/18/90        205 Units

Crown Villa
Omaha, NE                Senior Facility        Housing  4/25/91         73 Units

Overland Park Place
Overland Park, KS        Senior Facility        Housing  4/9/92         140 Units

Rio Las Palmas
Stockton, CA             Senior Facility        Housing  5/14/92        164 Units

The Villa at Riverwood
St. Louis County, MO     Senior Facility        Housing  5/29/92        120 Units

Villa Santa Barbara (2)
Santa Barbara, CA        Senior Facility        Housing  7/13/92        125 Units

(1) See Note 4 to the consolidated financial statements filed with this Annual Report for a description of the agreements through which the Company has acquired these real estate investments.

(2) The acquisition and improvement of the Santa Barbara facility was jointly financed by the Company and ILM I. Any amounts generated by the operations of the Santa Barbara property are equitably apportioned between the Company, together with its consolidated affiliate, and ILM I, together with its consolidated affiliate (generally 75% and 25%, respectively).

        The Senior Housing Facilities are subject to competition from similar properties in the vicinities in which they are located. The properties are located in areas with significant senior citizen populations and, as a result, there are, and will likely continue to be a variety of competing projects aimed at attracting senior residents. Such projects will generally compete on the basis of rental rates, services, amenities and location. The Company has no real estate investments located outside the United States. The Company is engaged solely in the business of real estate investment. Therefore, presentation of the information about industry segments is not applicable.

        The Company originally expected to liquidate its investments after a period of approximately ten years, although under the terms of its organizational documents property sales may occur at earlier or later dates. The net proceeds of any sale transactions are expected to be distributed to the Shareholders, so that the Company will, in effect, be self-liquidating.

        Through June 18, 1997, and subject to the supervision of the Company's Board of Directors, assistance in the management of the business of the Company was provided by PaineWebber. PaineWebber resigned from this position effective as of June 18, 1997, although PaineWebber agreed to provide certain administrative services to the Company and its affiliates through August 31, 1997. Through the date of its resignation, PaineWebber performed the day-to-day operations of the Company and acted as the investment advisor and consultant for the Company. PaineWebber provided cash management, accounting, tax preparation, financial reporting, investor communications and relations as well as asset management services to the Company. These services are now being provided to the Company, subject to the supervision of the Company's Board of Directors, by various companies and consultants including Fleet Bank, Ernst & Young LLP, MAVRICC Management Systems, Inc. and Capital Senior Living, Inc. In addition, C. David Carlson, who was a Vice President of the Company until the date of PaineWebber's resignation and a Vice President of PaineWebber through October 1997, where he served as Portfolio Manager to the Company, now serves as a consultant to the Company. The resignation of PaineWebber is discussed further at Item 7 below.

        There are currently five directors of the Company, none of whom are affiliates of PaineWebber. The directors are subject to removal by the vote of the holders of a majority of the outstanding shares of Company common stock. The directors are responsible for the general policies of the Company, but they are not required to personally conduct the business of the Company in their capacities as directors.

        The terms of transactions between the Company and PaineWebber, and similar disclosures with respect to relationships of the current advisor and the Company, are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

Item 2. Properties

        As of August 31, 1997, the Company has interests in the six operating properties referred to under Item 1 above, to which reference is made for the description, name and location of such properties.

        Average occupancy figures for each fiscal quarter during 1997, along with an average for the year, are presented below for each property:

                                                         Percent Leased At
                                    ------------------------------------------------------------
                                                                                     Fiscal 1997
                                     11/30/96    2/28/97      5/31/97     8/31/97     Average
                                     --------    -------      -------     -------     -------
The Palms                              99%         98%          96%         94%         97%

Crown Villa                            97%         97%          98%         97%         97%

Overland Park Place                    96%         94%          93%         98%         95%

Rio Las Palmas                         92%         85%          82%         84%         86%

The Villa at Riverwood                 99%         96%          93%         92%         95%

Villa Santa Barbara                    87%         92%          92%         94%         91%

Item 3. Legal Proceedings

        On July 29, 1996, Lease II and ILM II Holding (collectively for this
Item 3, the "Companies") terminated the Agreement with AHC covering the six Senior Housing Facilities leased by the Companies. Such Agreement was terminated for cause pursuant to Sections 1.05 (a) (i), (iii) and (iv) of the Agreement. Simultaneously with the termination of the Agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Companies allege that AHC willfully performed actions specifically in violation of the Agreement and that such actions caused damages to the Companies. Due to the termination of the Agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the Agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an answer in response to the litigation initiated by the Companies and a Counterclaim against ILM II Holding. The counterclaim alleges that the Agreement was wrongfully terminated for cause and requests damages which include the payment of the termination fee in the amount of $750,000, payment of management fees pursuant to the Agreement from August 1, 1996 through October 15, 1996, which is the earliest date that the Agreement could have been terminated without cause, and recovery of attorney's fees and expenses. The aggregate amount of damages against all parties as requested in AHC's counterclaim exceeds $2,000,000. The Company has guaranteed the payment of the termination fee at issue in these proceedings to the extent that any termination fee is deemed payable by the court and in the event that Lease II fails to perform pursuant to its obligations under the Agreement. The court initially set a trial date of April 28, 1997 but, at AHC's request, rescheduled the trial for June 23, 1997. On June 13, 1997 and July 8, 1997, the court issued orders to enter judgment against the Company and ILM I in the amount of $1,000,000 (the "Orders"). In so doing, the court effectively canceled the June 23, 1997 trial date. The Orders do not contain any findings of fact or conclusions of law. On July 10, 1997, the Company, ILM I, Lease I and Lease II filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit from the Orders. The Company intends to diligently prosecute the appeal. The eventual outcome of this litigation cannot presently be determined.

        On February 4, 1997, AHC filed a Complaint in the Superior Court of the State of California against an affiliate of Capital, Lawrence A. Cohen, and others alleging that the defendants intentionally interfered with AHC's Agreement (the "California litigation"). The complaint seeks damages of at least $2,000,000. On March 4, 1997, the defendants moved the case to Federal District Court in the Central District of California. Trial in the action is expected to occur in 1998 and discovery has just begun. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the boards of directors of Lease I and Lease II voted to increase the maximum amount of the advance to Capital to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California litigation. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and cost incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and cost incurred by Capital thereafter, not to exceed $500,000. The defendants intend to vigorously defend the claims made against them in the California litigation. The eventual outcome of this litigation cannot presently be determined and, accordingly, no provision for any liability has been recorded in the accompanying consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

                                     PART II
                                     -------

Item 5. Market for the Registrant's Shares and Related Stockholder Matters

        During the public offering period, which commenced August 8, 1990 and ended May 10, 1991, the selling price of the shares of common stock was $10 per share. At August 31, 1997 there were 3,356 record holders of the Company's shares. There is no public market for the resale of the shares, and it is not anticipated that a public market will develop. While shares of the Company were designed for long-term holding, they may possibly be traded through a secondary market resale. The shares do not trade on an established exchange and the only market that has developed is an informal secondary market; therefore little resale activity occurs. Although PaineWebber and others may endeavor to assist Shareholders desiring to sell their shares by attempting to match requests to sell shares with requests to purchase shares, such transfers are not expected to be frequent. In addition, the Company's Articles of Incorporation restrict ownership of more than 9.8% of the Company's outstanding shares by one investor. These restrictions are designed to ensure that the Company does not violate certain share accumulation restrictions imposed by the Internal Revenue Code on REITs.

        The Company has a Distribution Reinvestment Plan designed to enable Shareholders to have their dividends from the Company invested in additional shares of the Company's common stock. The terms of the Plan are outlined in detail in the Prospectus, a copy of which Prospectus is incorporated herein by reference.

        The Company makes quarterly distributions, payable within 45 days after the end of each fiscal quarter, to Shareholders of record on the record date for such quarter as determined by the Directors. The Company intends to make distributions to Shareholders in an amount equal to at least 95% of its taxable income in order to continue to qualify as a REIT. Reference is made to Item 6 below for the amount of cash dividends paid per share of common stock during fiscal 1997.

Item 6. Selected Financial Data

                           ILM II Senior Living, Inc.
         For the years ended August 31, 1997, 1996, 1995, 1994 and 1993
                      (in thousands except per share data)

                                               For the years ended August 31,
                              -----------------------------------------------------------------
                                1997(1)        1996         1995          1994         1993
                                -------        -----        ----          ----         ----
Revenues                       $ 4,515      $      46      $   87       $   72        $   211

Operating income (loss)        $ 2,184      $    (587)     $ (877)      $ (769)       $  (457)

Gain on sale of Treasury Note        -             -            -            -        $    87

Equity in income from
 properties securing
 mortgage loans                 $    -        $ 2,674      $ 2,308      $ 1,957       $   567

Net income                      $ 2,184       $ 2,087      $ 1,431      $ 1,188       $   197

Earnings per
 share of common stock          $  0.42       $  0.40      $  0.27      $  0.23       $  0.04

Cash dividends paid
 per share of common stock      $  0.61       $  0.50      $  0.43      $  0.40       $  0.70

Total assets                    $33,355       $33,973      $35,052      $35,382       $36,234

Shares outstanding            5,181,236     5,181,236    5,181,236    5,181,236     5,181,236

   (1) As a result of certain restructuring plans which the Company began to implement during fiscal 1995 (see Item 7), the financial position and results of operations of the combined operating investment properties in which the Company has invested have been presented on a consolidated basis in the Company's financial statements beginning in fiscal 1997. Prior to fiscal 1997, the Company had accounted for its interests in such properties under the equity method as a result of the Company not holding majority voting control of ILM Holding.

        The above selected financial data should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements appearing in item 14(a) of this annual report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

        The Company offered shares of its common stock to the public from September 12, 1990 to May 10, 1991 pursuant to a Registration Statement filed under the Securities Act of 1933. Capital contributions of $51,812,356 were received by the Company (including $200,000 contributed by PaineWebber) and, after deducting selling expenses and offering costs and allowing for adequate cash reserves, approximately $42.9 million was available to be invested in participating first mortgage loans secured by Senior Housing Facilities. The Company originally invested the net proceeds of the initial public offering in six participating mortgage loans secured by Senior Housing Facilities located in five different states. All of the loans made by the Company were originally with AHC. As previously reported, AHC defaulted on the regularly scheduled mortgage loan payments due to the Company on March 1, 1993. Its parent company, Angeles, subsequently filed for bankruptcy. In fiscal 1994, a Settlement Agreement was executed whereby ownership of the properties was transferred from AHC to certain designated affiliates of the Company which were only majority owned by the Company. Subsequently, these affiliates were merged into ILM II Holding which is only majority owned by the Company. ILM II Holding holds title to the six Senior Housing Facilities which comprise the balance of operating investment properties in the accompanying consolidated balance sheets, subject to certain mortgage loans payable to the Company. Such mortgage loans and the related interest expense are eliminated in consolidation. As part of the fiscal 1994 Settlement Agreement with AHC, ILM II Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of the Agreement. As discussed further below, the Agreement with AHC was terminated in July 1996.

        Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the Company's existing Shareholders while maintaining its qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, Lease II, for the purpose of operating the Senior Housing Facilities under the terms of a master lease agreement. As of August 31, 1995, Lease II, which is taxable as a regular C corporation and not as a REIT, was a wholly-owned subsidiary of the Company. On September 1, 1995, after the Company received the required regulatory approval, it distributed all of the shares of capital stock of Lease II to the holders of record of the Company's common stock. One share of common stock of Lease II was issued for each full share of the Company's common stock held. Prior to the distribution, the Company capitalized Lease II with $500,000 from its existing cash reserves, which was an amount estimated to provide Lease II with necessary working capital. The master lease agreement, which commenced on September 1, 1995, was initially between the Company's consolidated affiliate, ILM II Holding, as owner of the properties and lessor, and Lease II as lessee. The master Lease Is a "triple-net" lease whereby the lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as the lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, which expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara property), Lease II is obligated to pay annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount of $3,548,700 for calendar year 1995 (prorated based on the lease commencement date) and $4,035,600 for calendar year 1996 and each subsequent year. Beginning in January 1997 and for the remainder of the lease term, Lease II is also obligated to pay variable rent for each Senior Housing Facility. Such variable rent will be payable quarterly and will equal 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rental income related to fiscal year 1997 was $411,857.

        The assumption of ownership of the properties through ILM II Holding, which was a regular C corporation for tax purposes at the time of the assumption, may result in a possible future tax liability which would be payable upon the ultimate sale of the properties (the "built-in gain tax"). The amount of such tax would be calculated based on the lesser of the total net gain realized from the sale transaction or the portion of the net gain realized upon a final sale which is attributable to the period during which the properties were held by a C corporation. The Company completed its restructuring plans by converting ILM II Holding to a REIT for tax purposes. In connection with these plans, on November 21, 1996, the Company requested that PaineWebber sell all of the stock held in ILM II Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM II Holding represented

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

by the common stock. On January 10, 1997, this transfer of the common stock of ILM II Holding was completed at an agreed upon fair value of $40,000. With this transfer completed, effective January 23, 1997 ILM II Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of Preferred Stock issued to the Company. The number of authorized shares of Preferred Stock and common stock in ILM II Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock will accrue at a rate of 8% per annum on the original $1,000 liquidation preference and will be cumulative from the date of issuance. Since ILM II Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. The Company recorded the contribution of the Preferred Stock in ILM II Holding to the charitable organizations at the amount of the initial liquidation preference of $111,000. Such amount is included in general and administrative expenses in the accompanying consolidated statement of income for the year ended August 31, 1997. Cumulative dividends accrued as of August 31, 1997 on the Preferred Stock in ILM II Holding totaled $5,180.

        Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM II Holding to a REIT would not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the properties were to be held for a period of at least 10 years from the date of the conversion of ILM II Holding to a REIT. However, since the end of the Company's original anticipated holding period is less than 4 years away, the properties are not expected to be held for an additional 10 years. Based on management's estimate of the increase in the values of the properties which occurred between April 1994 and January 1996, as supported by independent appraisals, ILM II Holding would incur a sizable tax if the properties were sold. Based on the then estimated market values of the operating investment properties, a sale at such values prior to the end of the 10-year holding period could result in a built-in gain tax of as much as $2.3 million. To avoid this built-in gain tax, the Directors are prepared at the appropriate time to recommend to the shareholders an amendment to the Articles of Incorporation to extend the Company's scheduled liquidation date.

        Following the termination of its advisor relationship with PaineWebber (See "Item 1. Business"), the Company and Lease II commenced a further review of various restructuring alternatives that could further increase shareholder value and liquidity. The Company and Lease II are considering a merger of the Company with ILM I, a merger of Lease II with ILM I Lease Corporation ("Lease I") and other business combinations. The Company has not fully evaluated any of these alternatives and is not in a position at this time to recommend any actions to the Shareholders. There can be no assurance that the Company will recommend taking any of the actions identified above or any others which may be recommended by its investment bankers.

        ILM II Holding has acquired the respective operating properties subject to, and assumed the obligations under, the mortgage loans payable to the Company, pursuant to the Settlement Agreement with AHC. The principal balance of each loan was modified to reflect the estimated fair value of the related operating property as of the date of the transfer of ownership. The modified loans require interest-only payments on a monthly basis at a rate of 7% from April 1, 1994 through December 1, 1994, 9% for the period from January 1 through December 31, 1995, 11% for the period January 1 through December 31, 1996, 12% for the period January 1 through December 31, 1997, 13% for the period January 1 through December 31, 1998, 13.5% for the period January 1, 1999 through December 31, 1999 and 14% for the period January 1, 2000 through maturity. Since ILM II Holding is consolidated with the Company in the accompanying consolidated financial statements for fiscal year 1997, the mortgage loans and related interest expense have been eliminated in consolidation. Because the ownership of the assets of ILM II Holding was expected to be transferred to the Company or its wholly owned subsidiary, ILM II Holding was capitalized with funds to provide it with working capital only for a limited period of time. At the present time, ILM II Holding is not expected to have sufficient cash flow during fiscal 1998 to (i) meet its obligations to make the debt service payments due under the loans, (ii) pay for capital improvements and structural repairs in accordance with the

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

terms of the master lease, and (iii) pay for costs that may be incurred in defending AHC's counterclaim against ILM II Holding. For information concerning outstanding litigation between the Company and its former property manager, see "Part 1, Item 3, Legal Proceedings".

        Lease II retained Capital to be the new property manager of its Senior Housing Facilities pursuant to a Management Agreement which commenced on July 29, 1996. Under the terms of the Management Agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital is also eligible to earn an incentive management fee equal to 25% of the amount by which the average monthly net cash flow of the Senior Housing Facilities, as defined, for the twelve month period ending on the last day of each calendar month during the term of the Management Agreement exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount will be increased annually based on the percentage increase in the Consumer Price Index. The Company has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement.

        The six properties in which the Company has invested averaged 93% occupancy as of August 31, 1997. As previously reported, a property renovation and assisted living conversion program was in progress at Villa Santa Barbara during fiscal years 1996 and 1995. The total cost of the renovation program was approximately $1.2 million, which has been funded 75% by the Company and 25% by ILM I from funds previously reserved for such improvements. Leasing gains at Villa Santa Barbara were slowed by delays in completing the capital improvements and in obtaining the required regulatory licensing to begin leasing the new assisted living units. During the quarter ended February 28, 1996, all renovations were completed and during the quarter ended May 31, 1996, Lease II received the required assisted living licenses. Villa Santa Barbara averaged 94% occupancy as of August 31, 1997.

        The Company's net operating cash flow is expected to be relatively stable and predictable now that the master lease structure is in place. The annual base rental payments owed to ILM II Holding increased to $4,035,600 effective January 1, 1996 and will remain at that level for the remainder of the lease term. In addition, the Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation, as discussed further above, which became effective in January 1997. Accordingly, ILM II Holding received variable rent payments in fiscal 1997 in the amount of $411,857. As a result of the status of the Company's net operating cash flow under the current master lease arrangement, the Company increased its quarterly dividend payment from $0.125 per share to $0.1625 per share effective with the dividend paid in January 1997 for the quarter ended November 30, 1996. As noted above, ILM II Holding, as lessor, is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. The fiscal 1997 capital expenditure plans included an ongoing program to replace air-conditioning units at the Santa Barbara facility, as well as planned roof repairs at Overland Park Place and The Palms.

        The Company and Lease II have been pursuing additional steps to increase Shareholder value. Several new programs were adopted during fiscal 1997 across the Company's portfolio which are resulting in increased revenues and cash flow from the properties. These steps include increasing the number of rentable apartment units as live-in facility managers move from the properties and increasing rental rates at properties that have maintained high occupancy levels and are located in strong markets. Another program to increase revenues and cash flow involves pursuing the potential for future expansions of several of the facilities which are located in areas that have particularly strong markets for senior housing. Potential expansion candidates include the facilities located in Omaha, Nebraska; St. Louis County, Missouri; and Fort Myers, Florida. As part of this expansion program, approximately three and one-half acres of land located adjacent to the Omaha facility were acquired subsequent to the fiscal year end for $400,000. In addition, an agreement has been obtained to purchase approximately six acres of land located adjacent to the St. Louis County facility for approximately $900,000 and closing is expected to occur during fiscal 1998, contingent on due diligence activities. The Fort Myers facility already includes a vacant parcel of approximately one and one-half acres which could accommodate an expansion of the existing facility or the construction of a new free-standing facility. Preliminary feasibility evaluations have been completed for all of these potential expansions and pre-construction design and construction-cost evaluations are underway for expansions of the facilities located in Omaha and Fort Myers. Once the pre-construction design process is complete and projected

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

expansion construction costs are determined, the Company will carefully evaluate the costs and benefits before proceeding with the construction of any of these expansions. Depending on the extent of any expansions deemed appropriate, such plans could result in the need for substantial capital. The Company is currently negotiating with a major bank to provide a construction loan facility that, when finalized, will provide the Company with up to $17.5 million to fund the capital costs of these potential expansion programs. The construction loan facility is expected to be secured by a first mortgage of the Company's properties and collateral assignment of the Company's leases of such properties. The loan is also expected to have a three-year term with interest accruing at a rate equal to LIBOR plus 1.10% or Prime plus 0.5%. It is currently anticipated that the loan term could be extended for an additional two years beyond its maturity date with monthly payments of principal and interest on a 25-year amortization schedule.

        At August 31, 1997, the Company had cash and cash equivalents of $2,361,000. Such amounts will be used for the working capital requirements of the Company, along with the possible investment in the properties owned by the Company's consolidated affiliate for certain capital improvements, and for dividends to the Shareholders. Future capital improvements could be financed from operations or through borrowings, depending on the magnitude of the improvements, the availability of financing and the Company's incremental borrowing rate. The source of future liquidity and dividends to the Shareholders is expected to be through master lease payments from Lease II, interest income earned on invested cash reserves and proceeds from the future sales of the underlying operating investment properties. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis. The Company generally will be obligated to distribute annually at least 95% of its taxable income to its Shareholders in order to continue to qualify as a REIT under the Internal Revenue Code.

Results of Operations

1997 Compared to 1996

        Net income increased by $97,000 for fiscal 1997 compared to 1996. Revenue increased by $4,469,000 of which $4,416,000 was due to the consolidation of ILM II Holding in 1997 including an improvement in master lease rentals of $412,000 from the property leases owing to improved overall occupancies and revenues of the lessee. Interest income increased $53,000 as a result of an increase in the average balances of cash and cash equivalents in 1997 versus 1996. General and administrative and professional fee expenses increased $392,000 of which $242,000 of the increase was due, in part, to expenses associated with purchasing the remaining controlling interest in ILM II Holding, increased expenses associated with higher AHC litigation expenses and the expense of restructuring cost studies carried out by the independent investment banker. The remaining $151,000 increase in general and administrative and professional fee expenses is due to the consolidation of ILM II Holding in 1997 which includes $116,000 associated with the charitable contribution of ILM II Holdings' Preferred Stock. Director compensation also increased in the current year by $58,000, due to an increase in the number of directors and meetings. Depreciation expense increased $1,274,000 due to the consolidation of ILM II Holding in 1997. Equity in income of properties securing mortgage loans decreased by $2,674,000 as a result of the consolidation of ILM II Holding in 1997.

1996 Compared to 1995

        Net income increased by $656,000 for fiscal 1996 when compared to the prior year. A primary reason for this increase in net income is the commencement of the master lease between the Company's equity investee, ILM II Holding, and Lease II effective September 1, 1995, as discussed further above and in the notes to the accompanying financial statements. ILM II Holding now receives master lease rental income from Lease II rather than the revenues from the individual tenants of the Senior Housing Facilities. In addition, under the terms of the master lease, all property operating expenses are now the responsibility of the lessee. The master lease rental income earned by ILM II Holding during fiscal 1996 was $305,000 more than the excess of rental income earned from the Senior Housing Facilities over property management fees and property operating expenses during the prior year. In addition, management and advisory fees incurred by ILM II Holding decreased as the advisory fees charged in 1995 and prior years was no longer applicable upon commencement of the master lease.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Other

        The City of Stockton has announced plans to build a railroad underpass on the street located immediately adjacent to Rio Las Palmas in Stockton, California. The City plans to use a portion of the Rio Las Palmas property for a temporary bypass during the expected 18-month construction process. Although this road construction would not directly affect facility operations, it would eliminate several parking spaces and would result in increased noise and traffic during the construction period while the traffic is re-routed closer to the facility. Negotiations with the City are currently underway to minimize any disruption to the operations Rio Las Palmas and to secure a settlement that will pay for any damages.

Inflation

        The Company completed its sixth full year of operations in fiscal 1997. The effects of inflation and changes in prices on the Company's operating results to date have not been significant.

        Inflation in future periods is likely to cause increases in the Company's expenses, which may be partially offset by increases in revenues from the Company's investments in the Senior Housing Facilities. Under the terms of the master lease, as discussed further above, the Company, through its consolidated affiliate, ILM II Holding, earned additional rental income based on increases in the gross revenues of the related operating properties beginning in January 1997. Such gross revenues may tend to rise with inflation since the rental rates on the tenant leases, which are short-term in nature, can be adjusted to keep pace with inflation as market conditions allow.

Item 8.  Financial Statements and Supplementary Data

        The consolidated financial statements and supplementary data are included under Item 14 of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant

        There are currently five directors of the Company. The directors are subject to removal by the vote of the holders of a majority of the outstanding shares. The directors are responsible for the general policies of the Company, but they are not required to personally conduct the business of the Company in their capacities as directors.

        (a) and (b) The names and ages of the directors and executive officers of the Company are as follows:

                                                                      Date
                                                                      elected
Name                             Office                         Age   to Office
----                             ------                         ---   ---------
Lawrence A. Cohen         President, Chief Executive Officer
                          and Director                          44    5/15/91
Jeffry R. Dwyer           Secretary and Director                51    2/12/90*
J. William Sharman, Jr.   Director                              57    2/12/90*
Carl J. Schramm           Director                              51    12/5/96
Julien G. Redele'         Director                              62    12/5/96

  * The date of incorporation of the Company.

       (c) There is no family relationship among any of the directors or officers. All of the directors and officers of the Company have been elected to serve until the Company's next annual meeting.

       (d) The business experience of each of the current directors and executive officers of the Company is as follows:

        Lawrence A. Cohen has served as President, Chief Executive Officer and Director of the Company since 1991. Mr. Cohen is also Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital, which is the company that was contracted by Lease II in July 1996 to perform property management services for the Senior Housing Facilities in which the Company has invested. Mr. Cohen joined Capital Senior Living Corporation in November 1996. Mr. Cohen was President and Chief Executive Officer of PaineWebber Properties Incorporated until August 1996. Mr. Cohen joined PaineWebber in January 1989 as its Executive Vice President and Director of Marketing and Sales. Mr. Cohen is also a member of the board of directors of Lease I and Lease II and President, Chief Executive Officer and Director of ILM
I. Mr. Cohen received his LL.M (in Taxation) from New York University School of Law and his J.D. degree from St. John's University School of Law. Mr. Cohen received his B.B.A. degree in accounting from George Washington University. He is a member of the New York Bar and is a Certified Public Accountant.

        Jeffry R. Dwyer has served as Secretary and a Director of the Company since its inception in 1990. Mr. Dwyer has been a shareholder of the law firm of Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quental, P.A. since June 1997. In May 1997, Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quental, P.A. began acting as Counsel to the Company. From 1993 to 1997 Mr. Dwyer was a partner with the law firm of Akin, Gump, Strauss, Hauer & Feld in the District of Columbia. Prior to joining Akin, Gump, Strauss, Hauer & Feld, Mr. Dwyer was a partner with the law firm of Morrison & Foerster from 1989 to 1993. Mr. Dwyer also presently serves as Secretary and a director of ILM I, Lease I and Lease II. Mr. Dwyer has written several law review articles and a major treatise on real estate financing and has taught Real Estate Planning as an Adjunct Professor at the Georgetown University Law Center. Mr. Dwyer graduated from Georgetown University and received his law degree from the Georgetown University Law Center.


                                     III-1

        J. William Sharman, Jr. has served as a Director of the Company since its inception in 1990. Mr. Sharman is the Chairman of the Board and Chief Executive Officer of Lancaster Hotels and Resorts, Inc., a hotel management company, and Bayou Equities, Inc., a hotel development company. Mr. Sharman served for ten years as Chairman of the Board and President of The Lancaster Group, Inc., a real estate development firm based in Houston, Texas, which is the predecessor of Lancaster Hotel Management, L.C. and Bayou Equities, Inc. Mr. Sharman serves as a Director of Small Luxury Hotels, Ltd. of the United Kingdom, an international hotel marketing and reservations firm, and also serves on the Board of Trustees of St. Edwards University in Austin, Texas. Mr. Sharman also presently serves as a Director of ILM I, and President and Director of Lease I and Lease II. He has a Bachelor of Science degree in Civil Engineering from the University of Notre Dame.

        Carl J. Schramm was appointed to fill a newly created seat on the Company's Board of Directors as of December 5, 1996. Mr. Schramm is President of Greenspring Advisors, Inc., a consulting and investment advisory firm serving clients in the managed care, health insurance and health information industries. From 1993 to 1995, Mr. Schramm served as Executive Vice President of Fortis, Inc., a diversified insurance and financial services company. From 1987 through 1992, Mr. Schramm was President of the Health Insurance Association of America, the national trade association of commercial health underwriters. Mr. Schramm currently serves on the boards of HCIA, Inc., LifeRate Systems, Inc., the Rochdale Insurance Group, Physician Health Corporation and Madison Information Technologies. Mr. Schramm holds a Ph.D. in Economics from the University of Wisconsin and received his J.D. from Georgetown University. Mr. Schramm also presently serves as a Director of ILM I.

        Julien G. Redele was appointed to fill a newly created seat on the Company's Board of Directors as of December 5, 1996. Mr. Redele is one of the original founders of SFRE, Inc., a Dutch owned real estate investment and development firm which has served since 1963 as advisor to Dutch institutional, corporate and individual investors active in the United States. Mr. Redele serves as a Director of the Island Preservation Partnership. Mr. Redele attended Westersingel Business School, Rotterdam, where he studied economics, law and finance. Mr. Redele also presently serves as a Director of ILM I.

      (e) None of the directors and officers was involved in legal proceedings which are material to an evaluation of his or her ability or integrity as a director or officer other than that described in "Part I, Item 3, Legal Proceedings" regarding Lawrence A. Cohen.

      (f) Compliance With Exchange Act Filing Requirements: The Securities Exchange Act of 1934 requires the officers and directors of the Company, and persons who own more than ten percent of the Company's outstanding common stock, to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent beneficial holders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

        Based solely on its review of the copies of such forms received by it, the Company believes that, during the year ended August 31, 1997, there was compliance with all filing requirements applicable to its officers and directors and ten-percent beneficial holders.

Item 11. Executive Compensation

        The Company's Independent Directors each receive an annual fee of $12,000 plus $500 for attending each board of directors meeting and reimbursement for expenses incurred in attending meetings and as a result of other work performed for the Company. Officers of the Company are not compensated. Lawrence A. Cohen is an employee of Capital Senior Living Corporation, an affiliate of Capital, and in his employee agreement with Capital Senior Living Corporation it states that without Capital Senior Living Corporation's prior consent he can spend only a limited amount of time on non-Capital Senior Living Corporation activities. Capital Senior Living Corporation has consented to Mr. Cohen serving as President and Chief Executive Officer of the Company and ILM I. Jeffry R. Dwyer is an employee of Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quental, P.A., which acts as Counsel to the


                                     III-2

Company. The former officers of the Company who were also officers of PaineWebber received compensation from PaineWebber which indirectly related to services to the Company because the Company was required to pay certain fees to PaineWebber as described in Item 13. When PaineWebber resigned as advisor to the Companies, the former officers resigned effective the same date, therefore no services were provided by such persons subsequent to June 18, 1997.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      (a) As of the date hereof, no person of record owns or is known by the Registrant to own beneficially more than five percent of the outstanding shares of common stock of the Company.

      (b) The following table sets forth the ownership of shares owned directly or indirectly by the Directors and principal officers of the Company as of August 31, 1997:

                                                  Amount
                                                  Beneficially   Percent
Title of Class     Name of Beneficial Owner       Owned          of Class
--------------     ------------------------       ------------   --------
Shares of          Lawrence A. Cohen              540 Shares     Less than 1%
Common Stock,
$0.01 par value

Shares of          All Directors and Officers of  540 Shares     Less than 1%
Common Stock,      the Company, as a group
$0.01 par value

      (c) There exists no arrangement, known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions

        Through June 18, 1997 (see Item 1), and subject to the supervision of the Company's Board of Directors, assistance with the management of the business of the Company was provided by PaineWebber.

        For its services in finding and recommending investments, PaineWebber received a mortgage placement fee equal to 2% of the capital contributions of the Company. Mortgage placement fees totaling $1,036,248 were earned by PaineWebber during the Company's investment acquisition period. In connection with construction loans, a construction loan administration fee of 1% of each construction loan was paid by AHC to PaineWebber for administering such loan. In connection with acquisition loans, a due diligence fee of 1% of the principal amount of each such loan was paid by AHC to PaineWebber for conducting due diligence activities. Loan administration and due diligence fees totaling $425,141 were paid to PaineWebber during the Company's investment acquisition period from 1989 to 1992.

        Under the former advisory agreement, PaineWebber was entitled to receive 1% of the disposition proceeds, as defined, until the Shareholders have received dividends of net cash equal to their adjusted capital investments, as defined, plus 12% non-compounded annual return on their adjusted capital investments, as defined, all disposition proceeds thereafter until PaineWebber has received an aggregate of 5% of disposition proceeds; and, thereafter, 5% of disposition proceeds.

        Under the former advisory agreement, PaineWebber had specific management responsibilities; to perform day-to-day operations of the Company and to act as the investment advisor and consultant for the Company in connection with general policy and investment decisions. PaineWebber received an annual base fee and an Incentive Fee of 0.25% and 0.25%, respectively, of the capital contributions of the Company, as defined, as compensation for


                                     III-3
such services. Incentive fees are subordinated to Shareholders' receipt of distributions of net cash sufficient to provide a return equal to 10% per annum. PaineWebber earned base management fees totaling $103,000, $130,000, and $130,000 for the years ended August 31, 1997, 1996, and 1995, respectively. Payment of incentive management fees was suspended effective April 15, 1993, in conjunction with a reduction in the Company's quarterly dividend payments.

        PaineWebber was reimbursed for direct expenses relating to the offering of shares of Company common stock, the administration of the Company and the acquisition and operations of the Company's real estate investments.

        PaineWebber performed certain accounting, tax preparation, securities law compliance, and investor communications and relations services for the Company. Total costs incurred by PaineWebber in providing these services are allocated among several entities, including the Company. Included in general and administrative expenses on the accompanying consolidated statements of income for the years ended August 31, 1997, 1996, and 1995, are $118,000, $107,000, and
$121,000, respectively, representing reimbursements to PaineWebber for providing such services to the Company.

        Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") provided cash management services with respect to the Company's cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned $5,000, $6,000, and $3,000 (included in general and administrative expenses) for managing the Company's cash assets during fiscal 1997, 1996, and 1995, respectively. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PaineWebber.

        The advisory relationship with PaineWebber ceased on June 18, 1997; therefore the payment of advisory fees ceased as of that date. Other services, such as accounting, compliance, investor communications and relations, and cash management services ceased on August 31, 1997; therefore, the Company was not obligated to pay service fees past August 31, 1997 to PaineWebber or Mitchell Hutchins.

        Lawrence A. Cohen is an employee of Capital Senior Living Corporation, an affiliate of Capital (See "Item 11. Executive Compensation").

        Jeffry R. Dwyer is an employee of Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quental, P.A., which acts as Counsel to the Company and its affiliates. Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quental, received fees from the Company of $57,000 for the year ended August 31, 1997.


                                     III-4

                                     PART IV
                                     -------

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

        (b) The Company filed a Current Report on Form S-K dated August 14, 1997 reporting the Company's name change.

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

                                   ILM II Senior Living, Inc.


                                   By: /s/Lawrence A. Cohen
                                      -------------------------------
                                      Lawrence A. Cohen
                                      President and Chief Executive Officer






Dated:____________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacity and on the dates indicated.

By:  /s/ Lawrence A. Cohen                  Date:
     ------------------------------               ------------------------------
     Lawrence A. Cohen
     Director

By:  /s/ Jeffry R. Dwyer                    Date:
     ------------------------------               ------------------------------
     Jeffry R. Dwyer
     Director

By:  /s/ J. William Sharman, Jr.            Date:
     ------------------------------               ------------------------------
     J. William Sharman, Jr.
     Director

By:  /s/ Carl J. Schramm                    Date:
     ------------------------------               ------------------------------
     Carl J. Schramm
     Director

By:  /s/ Julien G. Redele'                  Date:
     ------------------------------               ------------------------------
     Julien G. Redele'
     Director

                           ANNUAL REPORT ON FORM 10-K
                                  Item 14(a)(3)

                           ILM II SENIOR LIVING, INC.


                                INDEX TO EXHIBITS

                                                           Page Number in the Report or
Exhibit No.          Description of Document               Other Reference
-----------          ----------------------------------    ------------------------------
(3) and (4)          Prospectus of the Registrant dated    Filed with the Commission
                     August 8, 1990, as supplemented,      pursuant to Rule 424(c) and
                     with particular reference to the      incorporated herein by
                     Restated Certificate and              reference.
                     Agreement of Limited Partnership.

(10)                 Material contracts previously         Filed with the Commission
                     filed as exhibits to registration     pursuant to Section 13 or
                     statements and amendments thereto     15(d) of the Securities
                     of the registrant together with       Exchange Act of 1934 and
                     all such contracts filed as           incorporated herein by
                     exhibits of previously filed          reference.
                     Forms 8-K and Forms 10-K are
                     hereby incorporated herein by
                     reference.

                     Contracts regarding retention by      Filed as Exhibits 1 and 2
                     to ILM II Lease Corporation of the    Current Report on Form
                     Capital Senior Management 2,          8-K dated July 18, 1996 and
                     Inc., as property manager.            incorporated herein by
                                                           reference.

(13)                 Annual Reports to Stockholders        No Annual Report for the year
                                                           ended August 31, 1997 has
                                                           been sent to the Stockholders.
                                                           An Annual Report will be sent to the
                                                           Stockholders subsequent to this filing.

(27)                 Financial Data Schedule               Filed as the last page of
                                                           EDGAR submission following
                                                           the Financial Statements and
                                                           Financial Statement Schedules
                                                           required by Item 14.

                           ANNUAL REPORT ON FORM 10-K
                         Item 14(a)(1) and (2) and 14(d)

                           ILM II SENIOR LIVING, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                          Reference
                                                                          ---------
ILM II Senior Living, Inc.

    Report of independent auditors                                            F-2

    Consolidated balance sheets as of August 31, 1997 and 1996                F-3

    Consolidated statements of income for the years ended August 31, 1997,
      1996 and 1995                                                           F-4

    Consolidated statements of changes in shareholders' equity for the
      years ended August 31, 1997, 1996 and 1995                              F-5

    Consolidated statements of cash flows for the years ended August 31,
      1997, 1996 and 1995                                                     F-6

    Notes to consolidated financial statements                                F-7

ILM II Holding, Inc.

    Report of independent auditors                                           F-19

    Balance sheet as of August 31, 1996                                      F-20

    Statements of operations for the year ended August 31, 1996, the two month period ended August 31, 1995 and the year ended June
      30, 1995                                                               F-21

    Statements of changes in shareholders' for the year ended August 31,
      1996, the two month period ended August 31, 1995 and the year ended
      June 30, 1995                                                          F-22

    Statements of cash flows for the year ended August 31, 1996, the two
      month period ended August 31, 1995 and the year ended June 30, 1995    F-23

    Notes to financial statements                                            F-24

Schedule

    Schedule III - Real Estate and Accumulated Depreciation                  F-31

        Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

                REPORT OF ERNST & YOUNG, LLP INDEPENDENT AUDITORS

The Shareholders of
ILM II Senior Living, Inc.

        We have audited the accompanying consolidated balance sheets of ILM II Senior Living, Inc. and subsidiary, as of August 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended August 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ILM II Senior Living, Inc. and subsidiary, at August 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                 ERNST & YOUNG LLP






Dallas, Texas
December 12, 1997

                           ILM II SENIOR LIVING, INC.

                           CONSOLIDATED BALANCE SHEETS
                            August 31, 1997 and 1996
                    (In thousands, except per share amounts)

                                                                     1997        1996
                                                                     ----        ----
 Operating investment properties, at cost:
     Land                                                             5,030         -
     Building and improvements                                       29,151         -
     Furniture, fixtures and equipment                                3,765         -
                                                                   --------    --------
                                                                     37,946         -
     Less: accumulated depreciation and amortization                 (7,280)        -
                                                                   --------    --------
                                                                     30,666         -

 Investment in and mortgage loans to ILM II Holding, Inc.               -        32,173

 Cash and cash equivalents                                            2,361       1,449
 Interest and other receivables                                         -           350
 Accounts receivable - related party                                    151         -
 Prepaid expenses and other assets                                       77           1
 Deferred rent receivable                                               100         -
                                                                   --------    --------
                                                                   $ 33,355    $ 33,973
                                                                   ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

 Accounts payable and accrued expenses                             $    147    $     65
 Accounts payable - related party                                       205          32
                                                                   --------    --------
                                                                        352          97
       Total liabilities

 Minority interest in consolidated subsidiary                           116         -

 Commitments and contingencies

 Shareholders' equity:
    Common stock, $0.01 par value, 12,500,000 shares authorized,
       5,181,236 shares issued and outstanding                           52          52
    Additional paid-in capital                                       44,823      44,823
    Accumulated deficit                                             (11,988)    (10,999)
                                                                   --------    --------
         Total shareholders' equity                                  32,887      33,876
                                                                   --------    --------
                                                                   $ 33,355    $ 33,973
                                                                   ========    ========





                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                 CONSOLIDATED STATEMENTS OF INCOME For the years
                      ended August 31, 1997, 1996 and 1995
                    (In thousands, except per share amounts)

                                           1997       1996      1995
                                           ----       ----      ----
 Revenues:
     Rental and other income               $ 4,416   $   -      $   -
     Interest income earned
       on cash equivalents                      99        46         87
                                           -------   -------    -------
                                             4,515        46         87

 Expenses:
     Depreciation and amortization           1,275       -            6
     Management and advisory fees              103       130        130
     General and administrative                563       246        276
     Professional fees                         308       233        528
     Director compensation                      82        24         24
                                           -------   -------    -------
                                             2,331       633        964
                                           -------   -------    -------
 Operating income (loss)                     2,184      (587)      (877)

 Equity in income of properties securing
   mortgage loans                              -       2,674      2,308
                                           -------   -------    -------

 Net income                                $ 2,184   $ 2,087    $ 1,431
                                           =======   =======    =======

 Earnings per share of common stock        $  0.42   $  0.40    $  0.27
                                           =======   =======    =======

 Cash dividends paid per share
   of common stock                         $  0.61   $  0.50    $  0.43
                                           =======   =======    =======


        The above earnings and cash dividends paid per share of common stock are based upon the 5,181,236 shares outstanding during each year.




                                   See accompanying notes.

                                  ILM II SENIOR LIVING, INC.

                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY For
                      the years ended August 31, 1997, 1996 and 1995
                           (In thousands, except per share amounts)

                              Common Stock
                              $.01 Par Value   Additional
                          --------------------   Paid-in   Accumulated
                          Shares       Amount    Capital      Deficit        Total
                          ------       ------  ----------  -----------       -----
Shareholders' equity
at August 31, 1994        5,181,236      $52     $44,823     $ (9,648)      $35,227

Cash dividends paid               -        -           -       (2,202)       (2,202)

Net income                        -        -           -        1,431         1,431

Adjustment to
eliminate reporting
lag for combined
facilities'
operations                        -        -            -         424           424
                   ----------------   -------------------  ----------    ----------

Shareholders' equity
at August 31, 1995        5,181,236       52      44,823       (9,995)       34,880

Cash dividends paid               -        -           -       (2,591)       (2,591)

Distribution of
stock in ILM II
Lease Corporation                 -        -           -         (500)         (500)

Net income                        -        -            -       2,087         2,087
                   ----------------   -------------------  ----------     ---------

Shareholders' equity
at August 31, 1996        5,181,236       52      44,823      (10,999)       33,876

Cash dividends paid               -        -           -       (3,173)       (3,173)

Net income                        -        -            -       2,184         2,184
                    ---------------   -------------------  ----------     ---------

Shareholders' equity
at August 31, 1997        5,181,236      $52     $44,823     $(11,988)      $32,887
                          =========      ===     =======     ========       =======



                                   See accompanying notes.

                           ILM II SENIOR LIVING, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS For the years
                      ended August 31, 1997, 1996 and 1995

                                                          1997       1996      1995
                                                          ----       ----      ----
 Cash flows from operating activities:
   Net income                                           $ 2,184    $ 2,087    $ 1,431
   Adjustments to reconcile net income to
     net cash provided by (used in)
     operating activities:
       Equity in income of properties securing
         mortgage loans                                     -       (2,674)    (2,308)
       Depreciation                                       1,132        -          -
       Amortization                                         143        -          -
       Charitable contribution of subsidiary's
         preferred stock and accrued dividends              116        -          -
       Changes in assets and liabilities:
         Interest and other receivables                     178       (318)       (29)
         Accounts receivable - related party                 74        156       (143)
         Prepaid expenses and other assets                  (68)         7         (8)
         Deferred rent receivable                            31        -          -
         Accounts payable - affiliates                      173        (25)        (2)
         Accounts payable and accrued expenses               82        (50)        17
                                                        -------    -------    -------
                Net cash provided by
                  operating activities                    4,045       (817)    (1,036)
                                                        -------    -------    -------

 Cash flows from investing activities:
     Funding of initial working capital to
       ILM II Lease Corporation                             -         (500)       -
     Net proceeds from settlement of claims with
       Angeles Corporation and affiliates                   -          -          948
     Additional fundings of construction loans              -         (320)      (587)
     Contractual payments received under
       mortgage loans to ILM II Holding, Inc.               -        3,998      3,176
     Additions to operating investment properties          (205)       -          -
     ILM II Holding acquired cash balance                   245        -          -
                                                        -------    -------    -------
                Net cash provided by
                   investing activities                      40      3,178      3,537
                                                        -------    -------    -------

 Cash flows from financing activities:
     Cash dividends paid to shareholders                 (3,173)    (2,591)    (2,202)
                                                        -------    -------    -------
                Net cash used in financing activities    (3,173)    (2,591)    (2,202)
                                                        -------    -------    -------

 Net increase (decrease) in cash and
   cash equivalents                                         912       (230)       299

 Cash and cash equivalents, beginning of year             1,449      1,679      1,380
                                                        -------    -------    -------

 Cash and cash equivalents, end of year                 $ 2,361    $ 1,449    $ 1,679
                                                        =======    =======    =======

 Cash paid for state income taxes                       $   -      $     3    $     3
                                                        =======    =======    =======

                                   See accompanying notes.

                           ILM II SENIOR LIVING, INC.
                   Notes to Consolidated Financial Statements

    1.  Nature of Operations, Restructuring, and Basis of Presentation

               ILM II Senior Living, Inc. formerly PaineWebber Independent Mortgage Fund, Inc. II (the "Company") was organized as a corporation on February 5, 1990 under the laws of the State of Virginia. On September 12, 1990, the Company commenced a public offering of up to 10,000,000 shares of its common stock at $10 per share, pursuant to the final prospectus as amended incorporated into a Registration Statement filed on Form S-11 under the Securities Act of 1933 (Registration Statement No. 33-33857), (the "Prospectus"). The public offering terminated on May 10, 1991 with a total of 5,181,236 shares issued. The Company received capital contributions of $51,812,356, of which $200,000 represented the sale of 20,000 shares to an affiliate at that time, PaineWebber Group, Inc. ("PaineWebber"). For discussion purposes, PaineWebber will refer to PaineWebber Group, Inc. and all affiliates that provided services to the Company in the past. The Company has elected to qualify and be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended, for each taxable year of operations (see Note 2).

               The Company originally invested the net proceeds of the initial public offering in six participating mortgage loans secured by senior housing facilities located in five different states ("Senior Housing Facilities"). All of the loans made by the Company were originally to Angeles Housing Concepts, Inc. ("AHC"), a company specializing in the development, acquisition and operation of senior housing facilities. The Company entered into an exclusivity agreement (as amended) with AHC and its parent company, Angeles Corporation ("Angeles"), which required AHC to provide the Company with certain specific opportunities to finance senior housing facilities and set forth the terms and conditions of the loans which were made. The loan documents under the aforementioned exclusivity agreement called for interest to be paid on construction loans at the rate of 13.3% per annum during the construction period and for base interest to be paid on the permanent loans at the rate of 10.3% per annum. In addition to the base interest, additional interest was to be paid on the permanent loans in an amount equal to 10% of the gross revenues of the Senior Housing Facilities, as defined. Under the terms of the amended exclusivity agreement, additional interest was to be no less than 3% of the aggregate principal amount of all permanent loans outstanding for the entire term of the investments. In the aggregate, the properties securing loans from the Company did not generate sufficient cash flow to cover the debt service payments owed to the Company under the amended terms of the exclusivity agreement. To the extent that the properties did not generate sufficient cash flow to make the full payments due under the loan documents, the shortfall was funded by AHC through December 1992. The source of cash to make up these shortfalls was from specified deficit reserve accounts, which had been funded from the proceeds of the mortgage loans, and from contributions by Angeles.

               During the quarter ended February 28, 1993, Angeles announced that it was experiencing liquidity problems that resulted in the inability to meet its obligations. Subsequent to such announcements, AHC defaulted on the regularly scheduled mortgage loan payments due to the Company on March 1, 1993. Subsequent to March 1993, payments toward the debt service owed on the Company's loans were limited to the net cash flow of the operating investment properties. On May 3, 1993, Angeles filed for reorganization under a Chapter 11 Federal Bankruptcy petition filed in the state of California. AHC did not file for reorganization. The Company retained special counsel and held extensive discussions with AHC concerning the default status of its loans. During the fourth quarter of fiscal 1993, a non-binding settlement agreement between the Company, AHC and Angeles was reached whereby ownership of the properties would be transferred from AHC to the Company or its designated affiliates. Under the terms of the settlement agreement, the Company would release AHC and Angeles from certain obligations under the loans. On April 27, 1994, each of the properties owned by AHC and securing the Loans was transferred (collectively, "the Transfers") to newly-created special purpose corporations affiliated with the Company (collectively, "the Property Companies"). The Transfers had an effective date of April 1, 1994 and were made pursuant to the Settlement Agreement entered into on February 17, 1994 ("the Settlement Agreement") between the Company and AHC which had previously been approved by the bankruptcy court handling the bankruptcy

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)

1.      Nature of Operations, Restructuring, and Basis of Presentation
        (continued)

        case of Angeles. All of the capital stock of each Property Company was held by ILM II Holding, Inc. ("ILM II Holding"), a Virginia corporation. In August 1995, each of the Property Companies merged into ILM II Holding which is majority owned by the Company. As a result, ownership of the Senior Housing Facilities is now held by ILM II Holding, and the Property Companies no longer exist as separate legal entities.

               ILM II Holding holds title to the six Senior Housing Facilities which comprise the balance of operating investment properties on the accompanying consolidated balance sheets, subject to certain mortgage loans payable to the Company. Such mortgage loans and the related interest expense are eliminated in consolidation. The capital stock of ILM II Holding was originally owned by the Company and PaineWebber. ILM II Holding had issued 100 shares of Series A Preferred Stock to the Company in return for a capital contribution in the amount of $495,000 and had issued 10,000 shares of common stock to PaineWebber in return for a capital contribution in the amount of $5,000. The common stock represented approximately 99 percent of the voting power and 1 percent of the economic interest in ILM II Holding, while the preferred stock represented approximately 1 percent of the voting power and 99 percent of the economic interest in ILM II Holding.

               The Company completed its restructuring plans by converting ILM II Holding to a REIT for tax purposes. In connection with these plans, on November 21, 1996 the Company requested that PaineWebber sell all of the stock held in ILM II Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM II Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM II Holding was completed at an agreed upon fair value of $40,000. With this transfer completed, effective January 23, 1997 ILM II Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of a new class of nonvoting, 8% cumulative preferred stock issued to the Company. The number of authorized shares of preferred and common stock in ILM II Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the preferred stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The preferred stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the preferred stock will accrue at a rate of 8% per annum on the original $1,000 liquidation preference and will be cumulative from the date of issuance. Since ILM II Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. The Company recorded the contribution of the preferred stock in ILM II Holding to the charitable organizations at the amount of the initial liquidation preference of $111,000. Such amount is included in general and administrative expense on the accompanying income statement for the year ended August 31, 1997. Cumulative dividends accrued as of August 31, 1997 on the preferred stock in ILM II Holding totaled approximately $5,180.

               As part of the fiscal 1994 settlement agreement with AHC, ILM II Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement. As discussed further in Note 5, the management agreement with AHC was terminated in July 1996. Subsequent to the effective date of the Settlement Agreement with AHC, management investigated and evaluated the available options for structuring the ownership of the properties in order to maximize the potential returns to the existing shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code (see Note 2). As discussed further in Note 4, on September 12, 1994 the Company formed a new subsidiary, ILM II Lease Corporation ("Lease II"), for the purpose of operating the Senior Housing Facilities. The Senior Housing Facilities were leased to Lease II effective September 1, 1995 (see Note 4 for a description of the master lease agreement). Lease II is a public company subject to the reporting obligations of the Securities and Exchange Commission.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)

1.      Nature of Operations, Restructuring, and Basis of Presentation
        (continued)

               At a meeting of the Company's Board of Directors on January 10, 1997, PaineWebber recommended the immediate sale of the Senior Housing Facilities held by the Company and an affiliated entity, ILM Senior Living, Inc. ("ILM I"), by means of a controlled auction to be conducted by PaineWebber with PaineWebber offering to purchase the properties for $127 million, thereby guaranteeing the shareholders a "floor" price. The Senior Housing Facilities held by the Company would represent approximately $52 million of this amount. After taxes and closing costs, net proceeds to the Company would equal approximately $48 million or approximately $9.36 per share. PaineWebber also stated that if it purchased the properties at the specified price and were then able to resell the properties at a higher price, PaineWebber would pay any "excess profits" to the Shareholders. To assist the Company in evaluating PaineWebber's proposal, a disinterested, independent investment banking firm with expertise in healthcare REITs and independent/assisted living financings was engaged by the Company, Lease II, and ILM I and its affiliates. Following a comprehensive analysis, the investment banker recommended that PaineWebber's proposal should be declined and that, instead, investigations of expansion and restructuring alternatives should be pursued. After analyzing PaineWebber's proposal and the recommendations and other information provided by the independent investment banker, the Boards of the Company and ILM I voted unanimously to decline PaineWebber's proposal and to explore the alternatives recommended by the independent investment banker. The Boards declined to seek an immediate sale of the properties because, in the Boards' view, the liquidation price would not reflect the "going concern" values of the Company and ILM I and, therefore, would not maximize Shareholder value. In addition, the Boards did not consider it advisable to liquidate the Company and ILM I on the suggested terms three years prior to their scheduled termination date.

               PaineWebber had indicated to the Board in its January 10, 1997, proposal that it would not wish to continue to serve as advisor to the Company and its affiliates if the Company declined to accept PaineWebber's proposal. The Company accepted the resignation of PaineWebber, effective as of June 18, 1997. PaineWebber agreed to continue to provide certain administrative services to the Company and its affiliates through August 31, 1997, pursuant to the terms of a transition services agreement entered into with the Company and its affiliates. The Company and its affiliates also accepted, effective as of June 18, 1997, the resignations of those officers and directors who were employees of or otherwise affiliated with PaineWebber.

               In addition, the Company and Lease II are continuing to review various restructuring alternatives that could further increase shareholder value and liquidity. The Company and Lease II are considering a merger of the Company with ILM I, a merger of Lease II with ILM I Lease Corporation ("Lease I"), a related entity, and other business combinations. The Company has not fully evaluated any of these alternatives and is not in a position at this time to recommend any actions to the Shareholders. There can be no assurance that the Company will recommend taking any of the actions identified above or any others which may be recommended by its investment bankers.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)

2.      Use of Estimates and Summary of Significant Accounting Policies

               The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of August 31, 1997 and 1996 and revenues and expenses for each of the three years in the period ended August 31, 1997. Actual results could differ from the estimates and assumptions used.

               The Company's significant accounting policies are summarized as follows:

        A.     BASIS OF PRESENTATION

               The operating cycle in the real estate industry is longer than one year and the distinction between current and non-current is of little relevance. Accordingly, the accompanying consolidated balance sheet is presented in an unclassified format.

               The accompanying financial statements include the financial statements of the Company and ILM II Holding. All intercompany balances and transactions have been eliminated in consolidation.

               Effective January 10, 1997, the Company purchased the remaining common shares held by PaineWebber of ILM II Holding which provided the Company with 100% majority voting control, for $40,000 which is included in general and administrative expense for the year ended August 31, 1997. Accordingly, the accounts of ILM II Holding have been consolidated with those of the Company as though this controlling interest had been acquired at September 1, 1996. The accompanying financial statements for fiscal years 1996 and prior were restated to account for the Company's investment in ILM II Holding using the equity method. Under the equity method, the Company's investment in ILM II Holding is carried at cost, including the face amount of the mortgage loans, adjusted for the Company's share of ILM II Holding's earnings, losses and distributions.

        B.     INCOME TAXES

               The Company has elected to qualify and to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for each taxable year of operations. As a REIT, the Company is allowed a deduction for the amount of dividends paid to its shareholders, thereby effectively subjecting the distributed net taxable income of the Company to taxation at the shareholder level only, provided it distributes at least 95% of its taxable income and meets certain other requirements for qualifying as a real estate investment trust. In connection with the settlement agreement described in Note 1, the Company, through ILM II Holding, obtained title to the properties securing its mortgage loan investments. To retain REIT status, the Company must ensure that 75% of its annual gross income is received from qualified sources. Under the original investment structure, interest income from the Company's mortgage loans was a qualified source. The properties that are now owned by an affiliate of the Company are Senior Housing Facilities that provide residents with more services, such as meals, activities, assisted living, etc., than are customary for ordinary residential apartment properties. As a result, a significant portion of the rents paid by the residents includes income for the increased level of services received by them. Consequently, the rents paid by the residents likely would not be qualified rents for REIT qualification purposes if received directly by the Company. Therefore, if the Company received such rents directly, it could lose REIT status and be taxed as a regular corporation. After extensive review, the Board of Directors determined that it would be in the best interests of the shareholders for the Company to retain REIT status and master lease the properties to a shareholder-owned operating company. As discussed further in Note 4, on

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)

2.      Use of Estimates and Summary of Significant Accounting Policies
        (continued)

               September 12, 1994 the Company formed a new subsidiary, Lease II, for the purpose of operating the Senior Housing Facilities. The Senior Housing Facilities were leased to Lease II effective September 1, 1995 (see Note 4 for a description of the master lease agreement).

               The assumption of ownership of the properties through ILM II Holding, which was a regular C corporation for tax purposes at the time of assumption, has resulted in a possible future tax liability which would be payable upon the ultimate sale of the properties (the "built-in gain tax"). The amount of such tax would be calculated based on the lesser of the total net gain realized from the sale transaction or the portion of the net gain realized upon a final sale which is attributable to the period during which the properties were held by a C corporation. The Company completed its restructuring plans by converting ILM II Holding to a REIT for tax purposes. Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM II Holding to a REIT would not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the properties were to be held for a period of at least 10 years from the date of the conversion of ILM II Holding to a REIT. However, since the end of the Company's original anticipated holding period is less than 4 years away, the properties are not expected to be held for an additional 10 years. Based on management's estimate of the increase in the values of the properties which occurred between April 1994 and January 1996, as supported by independent appraisals, ILM II Holding would incur a sizable tax if the properties were sold. Based on the then estimated market values of the operating investment properties, a sale at such values prior to the end of the 10-year holding period could result in a built-in gain tax of as much as $2.3 million. To avoid this built-in gain tax, the directors are prepared at the appropriate time to recommend to the shareholders an amendment to the Articles of Incorporation to extend the Company's scheduled liquidation date.

               The Company's consolidated affiliate, ILM II Holding, has incurred losses for tax purposes since inception. Neither the Company nor ILM II Holding is likely to be able to use these losses to offset future tax liabilities. Accordingly, no income tax benefit is reflected in these consolidated financial statements.

               The Company reports on a calendar year basis for income tax purposes. All distributions during calendar years 1997 and 1996 were ordinary taxable dividends. During calendar 1995, the Company distributed $0.45 per share in cash and $0.14 per share in shares of Lease II. The tax status of these dividends amounted to an ordinary taxable dividend of approximately $0.41 per share and a tax free return of capital of approximately $0.18 per share. All distributions during calendar 1996 were ordinary taxable dividends.

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

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)

2.      Use of Estimates and Summary of Significant Accounting Policies
        (continued)

               The net realizable value of a property held for sale approximates its current market value, as determined on a discounted basis. None of the operating investment properties were held for sale as of August 31, 1997 or 1996. Depreciation expense is provided on a straight-line basis using an estimated useful life of 40 years for the buildings and improvements and five years for the furniture, fixtures and equipment.

               The Company reviews the carrying value of a long-lived asset if facts and circumstances suggest that it may be impaired or that the amortization period may need to be changed. The Company considers external factors relating to the long-lived asset, including occupancy trends, local market developments, changes in payments, and other publicly available information. If these external factors indicate the long-lived asset will not be recoverable, based upon undiscounted cash flows of the long-lived asset over its remaining life, the carrying value of the long-lived asset will be reduced by the estimated shortfall of discounted cash flows. The Company does not believe there are any indicators that would require an adjustment to the carrying value of its long-lived assets or their remaining useful lives as of August 31, 1997.

               Loan placement fees of $1,424,850 were incurred by the Company and are included in operating investment properties in the accompanying balance sheet. Accumulated amortization at August 31, 1997, is $823,233.

        E.     RENTAL REVENUES

               In fiscal year 1997, rental revenues consist of payments due from Lease II under the terms of the master lease described in Note 4. Base rental income under the master Lease Is recognized on a straight-line basis over the term of the lease. Deferred rent receivable on the balance sheet as of August 31, 1997 represents the difference between rental income on a straight-line basis and rental income received under the terms of the master lease.

        F.     FAIR VALUE DISCLOSURES

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

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)

3.      The Advisory Agreement and Related Party Transactions

               Subject to the supervision of the Company's Board of Directors, the business of the Company was managed by PaineWebber. As previously discussed in Note 1, PaineWebber resigned effective as of June 18, 1997.

               PaineWebber and its affiliates received fees and compensation determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the shares, the management of the Company and the acquisition, management and disposition of the Company's investments. The type of compensation to be paid by the Company to PaineWebber under the terms of the advisory agreement was as follows.

        (i) Under the advisory agreement, PaineWebber has specific management responsibilities; to perform day-to-day operations of the Company and to act as the investment advisor and consultant for the Company in connection with general policy and investment decisions. PaineWebber received an annual base fee and an incentive fee of 0.25% and 0.25%, respectively, of the capital contributions of the Company, as defined, as compensation for such services. Incentive fees are subordinated to shareholders' receipt of distributions of net cash sufficient to provide a return equal to 10% per annum. PaineWebber earned base management fees totaling $103,000 for the year ended August 31, 1997, and $130,000 for each of the years ended August 31, 1996 and 1995. Payment of incentive management fees was suspended effective April 15, 1993 in conjunction with a reduction in the Company's quarterly dividend payments.

        (ii) For its services in finding and recommending investments, PaineWebber received mortgage placement fees equal to 2% of the capital contributions. Mortgage placement fees totaling $1,036,000 were earned by PaineWebber during the Company's investment acquisition period. Such fees have been capitalized and are included in the cost of the operating investment properties on the accompanying consolidated balance sheets.

        (iii) For its administrative services with respect to all loans, PaineWebber received, directly from AHC, construction loan administration or due diligence fees equal to 1% of the loan amounts. Loan administration and due diligence fees totaling $425,141 were earned by PaineWebber during the Company's investment due diligence period.

        (iv) PaineWebber was entitled to receive 1% of disposition proceeds, as defined, until the shareholders have received dividends of net cash equal to their adjusted capital investments, as defined, plus a 12% non-compounded annual return on their adjusted capital investments; all disposition proceeds thereafter until PaineWebber has received an aggregate of 5% of disposition proceeds; and, thereafter, 5% of disposition proceeds.

               AHC received a research and analysis fee in connection with the offering equal to 1% of the capital contributions for identifying and analyzing development and acquisition opportunities for Senior Housing Facilities and for reimbursements of certain expenses associated with those activities. The research and analysis fee paid to AHC totaled $518,123 and is included in offering costs on the accompanying consolidated balance sheets.

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

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)

3.      The Advisory Agreement and Related Party Transactions (continued)

               PaineWebber was reimbursed for their direct expenses relating to the offering of shares, the administration of the Company and the acquisition and operations of the Company's real estate investments. Included in general and administrative expenses on the accompanying statements of income for the years ended August 31, 1997, 1996 and 1995 is $118,000, $107,000 and $121,000, respectively, representing reimbursements to PaineWebber for providing certain financial, accounting and investor communication services to the Company.

               Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") provides cash management services with respect to the Company's cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned $5,000, $6,000 and $3,000 (included in general and administrative expenses) for managing the Company's cash assets during fiscal 1997, 1996 and 1995, respectively.

               Jeffry R. Dwyer is an employee of Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quental, P.A., which acts as Counsel to the Company and its affiliates. Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quental, P.A., received fees from the Company of $57,000 for the year ended August 31, 1997.

               Accounts receivable - related party at August 31, 1997 represent amounts due from Lease II for variable rents.

               Accounts payable - related party at August 31, 1997 represents amounts owed to Lease II for property improvements made on the Company's behalf.

4.      Operating Investment Properties Subject to Master Lease

               As of August 31, 1997 and 1996, the Company, through its consolidated affiliate, owned six Senior Housing Facilities. The name, location and size of the properties and the date that the Company made its initial investment in such assets are as set forth below:

                                                                                   Date of
         Name                            Location                Rentable Units    Investment (1)
         ----                            --------                --------------    --------------

         The Palms                       Fort Myers, FL          205 Units         7/18/90

         Crown Villa                     Omaha, NE                73 Units         4/25/91

         Overland Park Place             Overland Park, KS       140 Units         4/9/92

         Rio Las Palmas                  Stockton, CA            164 Units         5/14/92

         The Villa at                    St. Louis County, MO    120 Units         5/29/92
         Riverwood

         Villa                           Santa Barbara, CA       125 Units         7/13/92
         Santa Barbara (2)

        (1) Represents the date of the Company's original mortgage loan to Angeles Housing Concepts, Inc. (see Note 1).

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)

4.      Operating Investment Properties Subject to Master Lease (continued)

        (2) The acquisition of the Santa Barbara Facility was financed jointly by the Company and an affiliated entity, ILM I. All amounts generated from the operations of Villa Santa Barbara are equitably apportioned between the Company, together with its consolidated affiliate, and ILM I, together with its consolidated affiliate, generally 75% and 25%, respectively. The financial position, results of operations and cash flows presented in these consolidated financial statements include only the 75% allocable portion of the Company's interest in the Santa Barbara Facility. Villa Santa Barbara is owned 75% by ILM II Holding and 25% by ILM I Holding, Inc.

               The cost basis of the operating investment properties reflects amounts funded under the Company's participating mortgage loans less certain guaranty payments received from AHC in excess of the net cash flow of the Facilities under the terms of the Exclusivity Agreement with the Company. The transfer of ownership of the Senior Housing Facilities from AHC in fiscal 1994 resulted in no gain or loss recognition by the Company for financial reporting purposes. As discussed in Note 1, in accordance with generally accepted accounting principles, the Company had always accounted for its investments in acquisition and construction loans under the equity method, as if such investments were equity interests in a joint venture. Accordingly, the carrying values of such investments were reduced from inception by non-cash depreciation charges and by payments from AHC, prior to the default in fiscal 1993, in excess of the net cash flow generated by the Senior Housing Facilities received pursuant to the guaranty agreement between the Company and AHC. As a result of this accounting treatment, the carrying values of the Company's investments had been reduced below management's estimate of the fair market value of the Senior Housing Facilities as of the effective date of the transfer of ownership. For federal income tax purposes, the investments had always been carried at the contractually stated principal balances of the participating mortgage loans. For tax purposes only, a loss was recognized by the Company in 1994 in the amount by which the stated principal balances of the loans were reduced as of the date of the transfer of ownership.

               As discussed in Note 1, effective April 1, 1994 each Property Company acquired the respective operating property subject to, and assumed the obligations, under the mortgage loan payable to the Company, pursuant to the Settlement Agreement with AHC. The principal balance on each loan was modified to reflect the estimated fair value of the related operating property as of the date of the transfer of ownership. The modified loans require interest-only payments on a monthly basis at a rate of 7% from April 1, 1994 through December 1, 1994, 9% for the period from January 1 through December 31, 1995, 11% for the period January 1 through December 31, 1996, 12% for the period January 1 through December 31, 1997, 13% for the period January 1 through December 31, 1998, 13.5% for the period January 1, 1999 through December 31, 1999 and 14% for the period January 1, 2000 through maturity. In August 1995, each of the Property Companies was merged into ILM II Holding. As a result, ownership of the Senior Housing Facilities, as well as the obligation under the loans, is now held by ILM II Holding, and the Property Companies no longer exist as separate legal entities. Since ILM II Holding is consolidated with the Company in the accompanying financial statements for fiscal 1997, the mortgage loans and related interest expense have been eliminated in consolidation.

               Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the existing shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, Lease II, for the purpose of operating the Senior Housing Facilities under the terms of a master lease agreement. As of August 31, 1995, Lease II, which is taxable as a regular C corporation and not as a REIT, was a wholly-owned subsidiary of the Company. On September 1, 1995, after the Company received the required regulatory approval, it distributed all of the shares of capital stock of Lease II to the holders of record of the Company's common stock. One share of common stock of Lease II was issued for each full share of the Company's common

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)

4.      Operating Investment Properties Subject to Master Lease (continued)

        stock held. Prior to the distribution, the Company capitalized Lease II with $500,000 from its existing cash reserves, which was an amount estimated to provide Lease II with necessary working capital. The master lease agreement, which commenced on September 1, 1995, is between the Company's consolidated affiliate, ILM II Holding, as owner of the properties and lessor, and Lease II as lessee. The master lease is a "triple-net" lease whereby the lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as the lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, which expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara Facility). The lessor has the right to terminate the master lease as to any property sold by the lessor as of the date of such sale. During the initial term of the master lease, Lease II is obligated to pay annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount of $3,548,700 for calendar year 1995 (prorated based on the commencement date of the lease) and $4,035,600 for calendar year 1996 and each subsequent year. Beginning in January 1997 and for the remainder of the lease term, Lease II is also obligated to pay variable rent for each Senior Housing Facility. Such variable rent is payable quarterly and is equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rental income related to fiscal year 1997 was $411,857.

               A condensed balance sheet as of August 31, 1997, and condensed statement of operations for the year ended August 31, 1997, of Lease II are as follows:

          Assets
            Current assets                           $  1,614
            Furniture, fixtures, and equipment            416
            Other assets                                   96
                                                     ---------
                                                     $  2,126
                                                     =========

          Liabilities and shareholders' equity
            Current liabilities                      $  1,307
            Other liabilities                             100
            Shareholders' equity                          719
                                                     ---------
                                                     $  2,126
                                                     =========

          Statement of operations
            Revenues                                 $ 14,433
            Operating expenses                         14,500
            Income tax expense benefit                    (27)
                                                     ---------
            Net loss                                 $    (40)
                                                     =========

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)

5.      Legal Proceedings and Contingencies

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

        Termination of Management Contract with AHC

               On July 29, 1996, Lease II and ILM II Holding ("the Companies") terminated the property management agreement ("Agreement") with AHC covering the six Senior Housing Facilities leased by the Companies. The Agreement was terminated for cause pursuant to Sections 1.05 (a) (i),
        (iii) and (iv) of the agreement. Simultaneously with the termination of the Agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Companies allege that AHC willfully performed actions specifically in violation of the Agreement and that such actions caused damages to the Companies. Due to the termination of the Agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the Agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an answer in response to the litigation initiated by the Companies and a counterclaim against ILM II Holding. The counterclaim alleges that the Agreement was wrongfully terminated for cause and requests damages which include the payment of the termination fee in the amount of $750,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, which is the earliest date that the Agreement could have been terminated without cause, and recovery of attorney's fees and expenses.

               The aggregate amount of damages against all parties as requested in AHC's counterclaim exceeds $2,000,000. The Company has guaranteed the payment of the termination fee at issue in these proceedings to the extent that any termination fee is deemed payable by the court and in the event that Lease II fails to perform pursuant to its obligations under the Agreement. The court initially set a trial date of April 28, 1997 but, at AHC's request, rescheduled the trial for June 23, 1997. On June 13, 1997 and July 8, 1997, the court issued orders to enter judgment against the Company and ILM I in the amount of $1,000,000 (the "Orders"). In so doing, the court effectively canceled the June 23, 1997, trial date. The Orders do not contain any findings of fact or conclusions of law. On July 10, 1997, the Company, ILM I, Lease I and Lease II filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit from the Orders. The Company intends to diligently prosecute the appeal. The eventual outcome of this litigation cannot presently be determined. However, provision of $400,000 for the liability which might result to the Company from the Order has been recorded in the financial statements of Lease II, with the remaining $600,000 recorded by Lease I.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)

5.      Legal Proceedings and Contingencies (continued)

               On February 4, 1997, AHC filed a Complaint in the Superior Court of the State of California against Capital Senior Management 2, Inc. ("Capital"), Lawrence Cohen, and others alleging that the defendants intentionally interfered with AHC's property Agreement (the "California litigation"). The complaint seeks damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to federal district court in the Central District of California. Trial in the action has been set for January 13, 1998, and discovery has just begun. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the boards of directors of Lease I and Lease II voted to increase the maximum amount of the advance to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California litigation. The defendants intend to vigorously defend the claims made against them in the California litigation. The eventual outcome of this litigation cannot presently be determined and, accordingly, no provision for any liability has been recorded in the consolidated financial statements.

               Lease II has retained Capital to be the manager of the Senior Housing Facilities pursuant to a management agreement which commenced on July 29, 1996. Under the terms of the agreement, Capital will earn a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital will also be eligible to earn an incentive management fee equal to 25% of the amount by which the average monthly net cash flow of the Senior Housing Facilities, as defined, for the twelve month period ending on the last day of each calendar month exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount will be increased annually based on the percentage increase in the consumer price index. The Company has guaranteed the payment of all fees due to Capital under the terms of the management agreement.

6.      Subsequent Events

               On September 30, 1997, the Company's Board of Directors declared a quarterly dividend for the quarter ended August 31, 1997. On October 15, 1997, a dividend of $0.1625 per share of common stock, totaling $841,952 was made to shareholders of record as of September 30, 1997. On December 8, 1997, a dividend of $0.1875 per share of common stock was declared for shareholders of record as of December 15, 1997.

                REPORT OF ERNST & YOUNG, LLP INDEPENDENT AUDITORS

The Shareholders of
ILM II Senior Living, Inc.

We have audited the accompanying consolidated balance sheets of ILM II Holding, Inc., (the "Company"), as of August 31, 1996 and 1995, and the related statements of operations, changes in shareholders' deficit, and cash flows for the year ended August 31, 1996, the two month period ended August 31, 1995 and the year ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ILM II Holding, Inc., at August 31, 1996, and the results of its operations and its cash flows for the year ended August 31, 1996, the two-month period ended August 31, 1995, and the year ended June 30, 1995, in conformity with generally accepted accounting principles.




                                 ERNST & YOUNG LLP






Boston, Massachusetts
December 10, 1996

                              ILM II HOLDING, INC.

                                  BALANCE SHEET
                                 August 31, 1996
                    (In thousands, except per share amounts)

                                     ASSETS
                                                                    1996
                                                                    ----

Operating investment properties, at cost:
    Land                                                         $  5,030
    Building and improvements                                      25,714
    Furniture, fixtures and equipment                               3,964
                                                                 --------
                                                                   34,708
    Less: accumulated depreciation                                 (2,768)
                                                                   31,940

Cash and cash equivalents                                             245
Accounts receivable                                                     -
Accounts receivable - related party                                   225
Deferred rent receivable                                              131
Prepaid expenses and other assets                                      33
                                                                 --------
                                                                  $32,574

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgages payable                                                 $34,006
Accounts payable - related party                                        -
Accounts payable and accrued expenses                                   3
                                                                 ========
               Total liabilities                                   34,009
                                                                 ========

Commitments and contingencies
Shareholders' deficit:
        Preferred stock,( Series A, $1 par value, 100 shares
           authorized, shares issued and outstanding)                   1
        Common stock,($1 par value, 10,000 shares
           authorized, shares issued and outstanding)
                                                                       10
        Additional paid-in capital                                    489
        Accumulated deficit                                        (1,935)
               Total shareholders' equity                          (1,435)
                                                                 ========
                                                                  $32,574
                                                                 ========


See accompanying notes.

                              ILM II HOLDING, INC.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                             For the two
                                         For the year       month period       For the year
                                       ended August 31,   ended August 31,    ended June 30,
                                             1996               1995               1995
                                       ------------------ ------------------ ------------------
Revenues:
        Rental income                    $   4,004             $2,036            $11,789
        Interest income earned
           on cash equivalents                  13                  -                  5

Expenses:
        Property operating                       -              1,406              8,114
        Depreciation                         1,127                196              1,170
        Interest                             3,998                518              3,033
        Management advisory fees                 -                 10                 59
        General and administrative              73                  -                  -
                                       --------------------------------------------------------
                                             5,198              2,130             12,376
                                       --------------------------------------------------------

Net loss                                    (1,181)               (94)              (582)
                                       ========================================================

        Loss per share of common
        stock                            $(118.10)             $(9.40)           $(58.20)
                                       ========================================================


See accompanying notes.

                              ILM II HOLDING, INC.

              STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY For the
             year ended August 31, 1996, the two-month period ended
              August 31, 1995 and the year ended June 30, 1995
                    (In thousands, except per share amounts)

                           Common Stock      Preferred Stock
                          $.01 Par Value     $.01 Par Value    Additional
                         ----------------    --------------     Paid-in      Accumulated
                         Shares    Amount    Shares   Amount    Capital      Deficit      Total
                         ------    ------    ------   -----    ----------    -----------  -----
 Shareholders' equity
 at June 30, 1994         10,000   $    10       100   $     1   $   489     $   (78)     $   422

 Net loss                    -         -         -         -         -          (582)        (582)
                          ------   -------       ---   -------   -------     -------      -------
 Shareholders' equity
 at June 30, 1995         10,000        10       100         1       489        (660)        (160)

 Net loss                    -         -         -         -         -           (94)         (94)
                          ------   -------       ---   -------   -------     -------      -------
  Shareholders' equity
 at August 31, 1995       10,000        10       100         1       489        (754)        (254)

 Net loss                    -         -         -         -         -        (1,181)      (1,181)
                           ------   -------       ---   -------   -------     -------      -------
 Shareholders' deficit
 at August 31, 1996       10,000   $    10       100   $     1   $   489     $(1,935)     $(1,435)
                          ======   =======       ===   =======   =======     =======      =======



See accompanying notes.

                              ILM II HOLDING, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                   For the two
                                                For the year       month period    For the year
                                              ended August 31,        ended            ended
                                                    1996         August 31, 1995   June 30, 1995
                                              ------------------ ----------------- --------------
Operating activities:                             $   245             $  811           $ 942
    Net loss                                      $(1,181)            $  (94)          $(582)
    Adjustments to reconcile net income to
      net cash used in operating activities:
        Depreciation                                1,127                196           1,170
        Changes in operating assets and
         liabilities:
         Accounts receivable                           13                 17             (30)
         Accounts receivable - related party          (37)                33             663
         Other assets                                   7                 27              89
         Deferred rent receivable                    (131)                 -               -
         Accounts payable - related party             (83)                 -               -
         Accounts payable and accrued                (498)              (235)           (360)
           expenses
                                              ---------------------------------------------------
    Total adjustments                                 398                 38           1,532
                                              ---------------------------------------------------
    Net cash used in operating activities            (783)               (56)            950
                                              ---------------------------------------------------

Investing activities:

    Additions to operating investment
    properties                                       (103)              (319)         (1,189)
                                              ---------------------------------------------------
    Net cash used in investing activities            (103)              (319)         (1,189)
                                              ---------------------------------------------------

Financing activities:

    Advances under mortgage notes                     320                 64             523
                                              ---------------------------------------------------
    Net cash provided by financing
    activities                                        320                 64             523
                                              ---------------------------------------------------

    Net increase (decrease) in cash and
    cash equivalents at end of period                (566)              (131)            284
    Cash and cash equivalents at beginning
    of year                                           811                942             658
                                              ===================================================
    Cash and cash equivalents at end of year     $    245             $  811           $ 942
                                              ===================================================


See accompanying notes.

                              ILM II HOLDING, INC.
                   Notes to Consolidated Financial Statements

1. Nature of Operations, Restructuring, and Basis of Presentation

ILM II Senior Living, Inc. formerly PaineWebber Independent Living Mortgage, Inc. II ("ILM II"), invested in six participating mortgage loans secured by Senior Housing Facilities located in five different states. All of the loans made by ILM II were originally with Angeles Housing Concepts, Inc. ("AHC"), a company specializing in the development, acquisition, and operation of senior housing facilities. ILM II entered into an Exclusivity Agreement with AHC and its parent company, Angeles Corporation ("Angeles"), which required AHC to provide ILM II with certain specific opportunities to finance Senior Housing Facilities and set forth the terms and conditions of the loans which were made. The loan documents under the aforementioned Exclusivity Agreement called for interest to be paid on construction loans at the rate of 13.3% per annum during the construction period and for Base Interest to be paid on the permanent loans at the rate of 10.3% per annum. In addition to the Base Interest, Additional Interest was to be payable on the permanent loans in an amount equal to 10% of the Gross Revenues of the Senior Housing Facilities, as defined. Under the terms of the amended Exclusivity Agreement, Additional Interest was to be no less than 3% of the aggregate principal amount of all permanent loans outstanding for the entire term of the investments. In the aggregate, the properties securing loans from ILM II did not generate sufficient cash flow to cover the debt service payments owed to ILM II under the amended terms of the Exclusivity Agreement. To the extent that the properties did not generate sufficient cash flow to make the full payments due under the loan documents, the shortfall was funded by AHC through December 1992. The source of cash to make up these shortfalls was from specified deficit reserve accounts, which had been funded from the proceeds of the mortgage loans, and from contributions by Angeles.

During the quarter ended February 28, 1993, Angeles announced that it was experiencing liquidity problems that resulted in the inability to meet its obligations. Subsequent to such announcements, AHC defaulted on the regularly scheduled mortgage loan payments due to the Company on March 1, 1993. Subsequent to March 1993, payments toward the debt service owed on the Company's loans were limited to the net cash flow of the operating investment properties. On May 3, 1993, Angeles filed for reorganization under a Chapter 11 Federal Bankruptcy petition filed in the state of California. AHC did not file for reorganization. ILM II retained special counsel and held extensive discussions with AHC concerning the default status of its loans. During the fourth quarter of fiscal 1993, a non-binding settlement agreement between ILM II, AHC and Angeles was reached whereby ownership of the properties would be transferred from AHC to ILM II or its designated affiliates. Under the terms of the Settlement Agreement, ILM II released AHC and Angeles from certain obligations under the loans. On April 27, 1994, each of the properties owned by AHC and securing the Loans was transferred (collectively, "the Transfers") to newly-created special purpose corporations affiliated with ILM II (collectively, "the Property Companies"). The Transfers had an effective date of April 1, 1994 and were made pursuant to the Settlement Agreement entered into on February 17, 1994 ("the Settlement Agreement") between ILM II and AHC which had previously been approved by the bankruptcy court handling the bankruptcy case of Angeles. All of the capital stock of each Property Company was held by ILM II Holding, Inc. (the "Company"), a Virginia corporation. In August 1995, each of the Property Companies merged into the Company. As a result, ownership of the Senior Housing Facilities is now held by the Company, and the Property Companies no longer exist as separate legal entities. The capital stock of the Company is owned by ILM II and PWP Holding, Inc., ("PWP Holding"), a wholly-owned subsidiary of PaineWebber Properties Incorporated ("PWPI"). PWPI is a wholly-owned subsidiary of PaineWebber Incorporated, which is a wholly-owned subsidiary of PaineWebber Group, Inc. ("PaineWebber").

As part of the fiscal 1994 Settlement Agreement with AHC, the Company retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement. As discussed further in Note 8, the management agreement with AHC was terminated in July 1996. Subsequent to the effective date of the Settlement Agreement with AHC, management investigated and evaluated the available options for structuring the ownership of the properties in order to maximize the potential returns to the existing shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code. On September 12, 1994, ILM II formed a new subsidiary, ILM II Lease Corporation, for the purpose of operating the Senior Housing Facilities. The Senior Housing Facilities were leased to ILM II Lease Corporation effective September 1, 1995 (see Note 7 for a description of the master lease agreement). ILM II Lease Corporation is a public company subject to the reporting obligations of the Securities and Exchange Commission.

                              ILM II HOLDING, INC.
             Notes to Consolidated Financial Statements (continued)

2. Use of Estimates and Summary of Significant Accounting Policies

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of August 31, 1996 and 1995 and revenues and expenses for the years ended August 31, 1996, the two-month period ended August 31, 1995, and the year ended June 30, 1995. Actual results could differ from the estimates and assumptions used.

In 1995, in connection with the restructuring of property ownership described above, the Company changed its fiscal year end from June 30 to August 31.

The Company's significant accounting policies are summarized as follows:

    A.  BASIS OF PRESENTATION

        The operating cycle in the real estate industry is longer than one year and the distinction between current and non-current is of little relevance. Accordingly, the accompanying balance sheets are presented in an unclassified format. The Company includes its interest in the Villa Santa Barbara property on a proportional basis in the accompanying financial statements due to its joint tenancy agreement and 75% interest in the property.

    B.  INCOME TAXES

        For purposes of filing federal tax returns, the financial statements of the Company are consolidated with those of ILM II. The Company has incurred losses for tax purposes since inception. Neither ILM II no the Company is likely to be able to use these losses to offset future tax liabilities. Accordingly, no income tax benefit is reflected in these financial statements.

    C.  CASH AND CASH EQUIVALENTS

        For purposes of reporting cash flows, cash and cash equivalents, include all highly liquid investments with original maturities of 90 days or less.

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

        The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

        Cash and cash equivalents: The carrying amount reported on the balance sheet for cash and cash equivalents approximates its fair value due to the short-term notice of such instruments.

        Accounts receivable - related party: The carrying amount reported on the balance sheet for accounts receivable - related party approximates its fair value due to the short-term notice of such instrument.

                              ILM II HOLDING, INC.
             Notes to Consolidated Financial Statements (continued)

2. Use of Estimates and Summary of Significant Accounting Policies (continued)

        Accounts payable - related party: The carrying amount reported on the balance sheet for accounts payable - related party approximates its fair value due to the short-term notice of such instruments.

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

        The Company reviews the carrying value of a long-lived asset if facts and circumstances suggest that it may be impaired or that the amortization period may need to be changed. The company considers external factors relating to the long-lived asset, including occupancy trends, local market developments, changes in payments, and other publicly available information. If these external factors indicate the long-lived asset will not be recoverable, based upon undiscounted cash flows of the long-lived asset over its remaining life, the carrying value of the long-lived asset will be reduced by the estimated shortfall of discounted cash flows. The Company does not believe there are any indicators that would require an adjustment to the carrying value of its long-lived assets or their remaining useful lives as of August 31, 1996.

    F.  RENTAL REVENUES

        In fiscal year 1995, rental income consisted of payments due on the individual tenant leases at the Senior Housing Facilities. Units at the Senior Housing Facilities are generally rented for terms of twelve months or less. The base rent charged varies depending on the unit size, with added fees collected for more than one occupant per unit and for assisted living services. Included in the amount of base rent charged are certain meals, housekeeping, medical and social services provided to the residents of each Facility. In fiscal 1996, rental revenues consist of payments due from LIM II Lease Corporation under the terms of the master lease described in Note 7. Base rental income under the master lease is recognized on a straight-line basis over the term of the lease. Deferred rent receivable on the balance sheet as of August 31, 1996 represents the difference between rental income on a straight-line basis and rental income received under the terms of the master lease.

    G.  NEW ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, and Statement No. 130, Reporting Comprehensive Income and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, all effective for fiscal 1998. Statement No. 128 requires changes to the calculation of earnings per share. Statement No. 130 requires reporting and display of comprehensive income and its components in the financial statements. Statement No. 131 requires reporting about operating segments and other disclosures about the business in its annual and interim financial statements. The Company does not believe adoption of these new Statements will have a material impact on its financial statements.

                              ILM II HOLDING, INC.
             Notes to Consolidated Financial Statements (continued)

3. The Advisory Agreement and Related Party Transactions

Subject to the supervision of ILM II's Board of Directors, the business of ILM II and the Company is managed by PaineWebber ILM Advisor, L.P. (the "Advisor"), a limited partnership comprised of ILM REIT Advisor, Inc., a Virginia corporation, and Properties Associates, L.P. ("PA"), a Virginia limited partnership. ILM REIT Advisor, Inc., is a wholly-owned subsidiary of PaineWebber Properties Incorporated ("PWPI"). In addition, the limited partners and holders of assignee interest of PA are, or have been, officers of PWPI. PWPI is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"). PWI is a wholly-owned subsidiary of PaineWebber Group, Inc. ("PaineWebber"). The Advisor and its affiliates receive fees and compensation determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the shares, the management of ILM II and the acquisition, management and disposition of ILM II's investments.

Management advisory fees for the two-month period ended August 31, 1995 and the year ended June 30, 1995 were earned by an affiliate of PWPI for its administration and supervision of the day-to-day operations of the Company. Such fees were equal to 0.5% of the Gross Operating Revenues of the Senior Housing Facilities. These management advisory fees were no longer charged to the Company effective September 1, 1995, upon the commencement of the master lease described in Note 7. Accounts payable - related party at August 31, 1995, represents the Company's outstanding liability for these fees at that date.

Accounts receivable - related party at August 31, 1996, represents advances in the amount of $225,000 made to ILM II Lease Corporation (see Note 7) primarily for the purchase of personal property to operate the Senior Housing Facilities.

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

        Crown Villa, Omaha, Nebraska

        In April 1991, ILM II acquired a loan with respect to a recently completed 73-unit Senior Housing Facility known as Crown Villa, located in Omaha, Nebraska. Construction of the Senior Housing Facility, was completed in January 1992. As of August 31, 1996, the project was 99% leased.

        Overland Park Place, Overland Park, Kansas

        In April 1992, ILM II acquired a loan with respect to an existing 137-unit Senior Housing Facility known as Overland Park Place, located in Overland Park, Kansas. Construction of the Senior Housing Facility, was completed in June 1984. As of August 31, 1996, the project was 91% leased.

        Rio Las Palmas, Stockton, California

        In May 1992, ILM II acquired a loan with respect to an existing 162-unit Senior Housing Facility known as Rio Las Palmas, located in Stockton, California. Construction of the Senior Housing Facility was completed in June 1985. As of August 31, 1996, the project was 40% leased.

                              ILM II HOLDING, INC.
             Notes to Consolidated Financial Statements (continued)

4. Operating Properties (continued)

        The Villa at Riverwood, St. Louis County, Missouri

        In May 1992, ILM II acquired a loan with respect to an existing 119-unit Senior Housing Facility known as The Villa at Riverwood, located in St. Louis Country, Missouri. Construction of the Senior Housing Facility, was completed in June 1985. As of August 31, 1996, the project was 94% leased.

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

5. Mortgage Loans

The Company's operating properties were acquired subject to the participating mortgage loans payable to ILM II. The principal balance of each loan was modified to reflect the estimated fair value of the related operating property as of the date of the Tansfers. The modified Loans require interest-only payments on a monthly basis at a rate of 7% from April 1, 1994 through December 31, 1994, 9% for the period January 1 through December 31, 1995, 11% for the period January 1 through December 31, 1996, 12% for the period January 1 through December 31, 1997, 13% for the period January 1 through December 31, 1998, 13.5% for the period January 1 through December 31, 1999 and 14% for the period January 1, 2000 through maturity, on December 31, 2000.

                              ILM II HOLDING, INC.
             Notes to Consolidated Financial Statements (continued)

5. Mortgage Loans (continued)

The following loans were outstanding at August 31, 1996 and 1995.

                                            August 31,
   Property Pledged as Collateral        1996        1995       Date of Loan
-----------------------------------    ---------  ----------    ------------
The Palms                              $8,700,00  $8,700,000       7/18/90
Fort Myers, FL

Crown Villa                            4,950,000   4,950,000       4/25/91
Omaha, NE

Overland Park Place                    7,850,000   7,850,000       4/9/92
Overland Park, KS

Rio Las Palmas                         5,700,000   5,700,000       5/14/92
Stockton, CA

The Villa at Riverwood                 5,858,000   5,850,000       5/29/92
St. Louis County, MO

Villa Santa Barbara                    5,094,000   4,774,000       7/13/92
Santa Barbara, CA

                                      $38,144,000 $37,824,000
Less discount                          (4,138,000) (4,138,000)
                                      ----------  -----------
                                      $34,006,000 $33,686,000
                                      =========== ===========

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

7. Lease Arrangements

Beginning September 1, 1995, the Senior Housing Facilities were leased to ILM II Lease Corporation under a master lease agreement. The master lease agreement, is initially between the Company, as owner of the properties and Lessor and ILM II Lease Corporation as Lessee. The master lease is a "triple-net" lease whereby the Lessee pays all operating, expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. The Company, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, which expires on

                              ILM II HOLDING, INC.
             Notes to Consolidated Financial Statements (continued)

7. Lease Arrangements (continued)

December 31, 2000 (December 31, 1999 with respect to the Santa Barbara property), ILM II Lease Corporation is obligated to pay annual base rent for the use of all of the facilities in the aggregate amount of $3,548,700 for calendar year 1995 (prorated based on the lease commencement date) and $4,035,600 for calendar year 1996 and each subsequent year. Beginning in January 1997, and for the remainder of the lease term, ILM I Lease Corporation will also be obligated to pay variable rent for each Senior Housing Facility. Such variable rent will be payable quarterly and will equal 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000.

A condensed balance sheet as of August 31, 1996, and summary of operations for the year then ended of ILM II Lease Corporation are as follows:

                                        Assets

          Current assets                                         $  1,714
          Furniture, fixtures and equipment                           183
          Other assets                                                 38
                                                                 --------
                                                                 $  1,935
                                                                 ========

          Current liabilities                                    $  1,045
          Other non-current liabilities                               131
          Shareholders' equity                                        759
                                                                 --------
                                                                 $  1,935
                                                                 ========

                                 Summary of Operations

          Revenues                                                $13,201

          Operating expenses                                        8,764
          Master lease expense                                      4,004
          Income tax expense                                          173
                                                                  -------

          Net income                                              $   260
                                                                  =======

8. Legal Proceedings and Contingencies

Angeles Corporation Litigation

Angeles had guaranteed certain of the obligations of AHC under the terms of the Exclusivity Agreement described in Note 1. Under the terms of the Settlement Agreement discussed in Note 1, ILM II retained a general unsecured claim against Angeles in the amount of $1,200,658 as part of the bankruptcy proceedings, but waived all other claims against Angeles, including any amounts of base and additional interest owed. In addition, ILM II maintained a claim for approximately $408,000 against an affiliate of Angeles which had made a separate guaranty to ILM II. On March 17, 1995, the Bankruptcy Court handling the Angeles bankruptcy proceedings approved a final settlement of ILM II's outstanding claims against Angeles and its affiliates. Pursuant to the terms of this settlement, ILM II received a cash payment of $1 million on April 14, 1995, in full satisfaction of the claims, which totaled approximately $1.6 million. This amount, net of certain related legal expenses, was recorded as a reduction in the carrying values of ILM II's operating investment properties.

Schedule III - Real Estate and Accumulated Depreciation

                    ILM II SENIOR LIVING, INC. AND SUBSIDIARY
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 August 31, 1997
                             (Amounts in thousands)

                                                                      Costs Capitalized
                                              Initial Cost to           (Removed
                                                The Company (2)        Subsequen to)
                                             ----------------------    Acquisition of
                                                       Buildings &     Buildings &
   Description        Encumbrances (1)       Land      Improvements   Improvements (3)
------------------    ---------------        ----      ------------   ----------------
CONGREGATE CARE FACILITIES:

Fort Myers, FL         $  8,700            $1,075        $11,233       $(3,268)

Omaha, NE                 4,950               400          5,043        (1,054)

Overland Park, KS         7,850               672          6,787            22

Stockton, CA              5,700             1,507          5,628          (443)

St.  Louis  County,       5,850               292          4,488            74
MO

Santa Barbara, CA         5,094             1,160           4,322         (197)
                        -------            ------        --------      --------
                        $38,144            $5,106         $37,501      $(4,866)
                        =======            ======        ========      ========

                                                                                                     Life on
                                                                                                       Which
                         Gross Amount at Which Carried                                              Depreciation
                                at End of Year                                                      in Latest
                         ------------------------------                                              Income
                                   Buildings &              Accumulated      Date of        Date    Statement
   Description           Land      Improvements   Total     Depreciation   Construction   Acquired  is Computed
-----------------        ----      ------------   -----     ------------   ------------   --------  -----------
CONGREGATE CARE FACILITIES:

Fort Myers, FL           $1,058      $  8,002   $ 9,060     $(2,135)          1988        7/18/90     5-40 yrs.

Omaha, NE                   390         4,002     4,392        (888)          1992        4/25/91     5-40 yrs.

Overland Park, KS           656         6,898     7,554      (1,371)          1984        4/9/92      5-40 yrs.

Stockton, CA              1,496         5,241     6,737      (1,124)          1988        5/14/92     5-40 yrs.

St.  Louis  County,         280         4,585     4,865        (967)          1985        5/29/92     5-40 yrs.
MO

Santa Barbara, CA         1,150         4,188     5,338        (795)          1979        7/13/92     5-40 yrs.
                         ------       -------   -------     --------
                         $5,030       $32,916   $37,946     $(7,280)
                         ======       =======   =======     ========

(1) Encumbrances represent first mortgage loans between ILM II Holding, as mortgagor, and the Company, as mortgagee. Such loans are eliminated in consolidation in the accompanying consolidated financial statements (see
      Note 4).

(2) Initial cost to the Company represents the aggregate advances made by the Company on the loans secured by the facilities which were made to AHC prior to the default and foreclosure actions described in Notes 1 and 4 to the Consolidated Financial Statements.

(3) Costs removed subsequent to acquisition reflect the guaranty payments received by the Company from AHC under the terms on the Exclusivity Agreement as discussed further in Notes 1 and 4 to the consolidated financial statements.

(4) The aggregate cost of real estate owned at August 31, 1997 for federal income tax purposes is approximately $39,077,000.

Schedule III - Real Estate and Accumulated Depreciation

                    ILM II SENIOR LIVING, INC. AND SUBSIDIARY
        SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
                                 August 31, 1997
                             (Amounts in thousands)

(5) Reconciliation of real estate owned:

                                                                                1997                 1996                  1995
                                                                                ----                 ----                  ----
        Balance at beginning of period                                      $  37,741             $  37,638            $  37,247
           Acquisitions and improvements - 12 months ended 8/31/97                205                     -                    -
           Acquisitions and improvements - 12 months ended 8/31/96                  -                   103                    -
           Acquisitions and improvements - 12 months ended 6/30/95                  -                     -                1,200
           Improvements - 2 months ended 8/31/95                                    -                     -                  139
           Net proceeds from full satisfaction
             of claims against Angeles Corporation                                  -
             and affiliates                                                         -                     -                 (948)
                                                                            ---------             ---------            ----------
        Balance at end of period                                            $  37,946             $  37,741            $  37,638
                                                                            =========             =========            =========

(6)     Reconciliation of accumulated depreciation:

        Balance at beginning of period                                      $   6,005             $   4,736            $   3,233
           Depreciation expense - 12 months ended 8/31/97                       1,274                     -                    -
           Depreciation expense - 12 months ended 8/31/96                           -                 1,269                    -
           Depreciation expense - 12 months ended 6/30/95                           -                     -                1,307
           Depreciation expense - 2 months ended 8/31/95                            -                     -                  196
                                                                           ----------            ----------           ----------
        Balance at end of period                                            $   7,280             $   6,005            $   4,736
                                                                           ==========            ==========           ==========