Form 10-Q
period 1998-02-28
ILM II SENIOR LIVING INC /VA
filed 1998-07-01
CIK 861880

================================================================================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         _X_   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended February 28, 1998

                                       OR

         __   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from ____to____.

                         Commission File Number: 0-18249

                           ILM II SENIOR LIVING, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

     Virginia                                                   06-1293758
-----------------------                                     -------------------
(State of organization)                                     (I.R.S. Employer
                                                            Identification No.)

28 State Street, Suite 1100, Boston, MA                           02109
-------------------------------------------------------------------------------
(Address of principal executive office)                         (Zip Code)

Registrant's telephone number, including area code  (888) 257-3550

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
Title of each class                                     which registered
--------------------                                --------------------------
Shares of Common Stock                                         None

           Securities registered pursuant to Section 12(g) of the Act:

                             SHARES OF COMMON STOCK
                             ----------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_

Shares of common stock outstanding as of February 28, 1998:  5,181,236.




================================================================================

                           ILM II SENIOR LIVING, INC.
                           --------------------------

                                      INDEX

Part I.  Financial Information
-------------------------------

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  February 28, 1998 (Unaudited) and August 31, 1997

                  Consolidated Statements of Income
                  For the three- and six-month periods ended February 28, 1998 and 1997 (Unaudited)

                  Consolidated Statements of Changes in Shareholders' Equity For the three- and six-month periods ended February 28, 1998 and 1997 (Unaudited)

                  Consolidated Statements of Cash Flows
                  For the three- and six-month periods ended February 28, 1998 and 1997 (Unaudited)

                  Notes to Consolidated Financial Statements (Unaudited)

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.  Other Information
----------------------------

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

Signatures

                           ILM II SENIOR LIVING, INC.


Part I.  Financial Information
-------------------------------

         Item 1.  Financial Statements
                  (see next page)

                           ILM II SENIOR LIVING, INC.

                           CONSOLIDATED BALANCE SHEETS
                February 28, 1998 (Unaudited) and August 31, 1997
                    (In thousands, except per share amounts)

                                                                  ASSETS
                                                                  ------

                                                  February 28, 1998              August 31, 1997
                                                  -----------------              ---------------
Operating investment properties, at cost:
      Land                                             $5,352                         $5,030
      Building and improvements                        27,726                         27,726
      Furniture, fixtures and equipment                 3,815                          3,765
                                                        -----                          -----
                                                       36,893                         36,521
      Less:  accumulated depreciation                 (7,023)                        (6,457)
                                                      -------                        -------
                                                       29,870                         30,064


      Unamortized mortgage fees                         1,425                          1,425
      Less:  Accumulated Amortization                   (894)                          (823)
                                                        -----                          -----
                                                          531                            602


Cash and cash equivalents                               1,773                          2,361
Accounts receivable - related party                       568                            151
Prepaid expenses and other assets                         121                             77
Deferred rent receivable                                   92                            100
                                                      -------                        --------

                                                      $32,955                        $33,355
                                                      =======                        =======


                                                       LIABILITIES AND SHAREHOLDERS' EQUITY
                                                       -------------------------------------

Accounts payable and accrued expenses                    $164                           $147
Accounts payable - related party                           50                            205
                                                      -------                       ---------
                                                          214                            352

Preferred shareholders' minority
interest in subsidiary                                    120                            116
                                                      -------                       ---------
      Total liabilities                                   334                            468

Shareholders' Equity
   Common stock, $0.01 par value,
      12,500,000 shares authorized
      5,181,236 issued and outstanding                     52                             52
   Additional paid-in capital                          44,823                         44,823
   Accumulated deficit                                (12,254)                       (11,988)
                                                     --------                       --------
      Total Shareholder's equity                       32,621                         32,887
                                                     --------                       --------
                                                      $32,955                        $33,355
                                                     ========                       ========







                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
          For the three- and six-month periods ended February 28, 1998 and 1997 (Unaudited) (In thousands, except per share amounts)

                                                           Six Months Ended             Three Months Ended
                                                              February 28                  February 28
                                                              -----------                  -----------
                                                           1998         1997              1998        1997
                                                           ----         ----              ----        ----
Revenues
    Rental Income                                        $2,446       $2,133            $1,254      $1,132
    Interest Income                                          43           44                22          23
                                                         ------     --------          --------     -------
                                                         $2,489       $2,177             1,276       1,155
Expenses
    Depreciation and amortization expense                   637          636               319         318
    Management fees                                           -           65                 -          33
    General and administrative                              247          186               148         148
    Directors' compensation                                  58           24                34          15
                                                         ------     --------          --------     --------
                                                            942          911               501         514


Net Income                                               $1,547       $1,266              $775        $641
                                                         ======       ======              ====        ====

Basic earnings per share of common stock                  $0.30        $0.24             $0.15       $0.12
                                                          =====        =====             =====       =====

Cash dividends paid per share of common stock             $0.35        $0.29             $0.19       $0.16
                                                          =====        =====             =====       =====


     The above earnings and cash dividends paid per share of common stock are based upon the 5,181,236 shares outstanding for each period.












                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            For the three- and six- month periods ended February 28,
                            1998 and 1997 (Unaudited)
                    (In thousands, except per share amounts)

                                             Common Stock
                                            $.01 Par Value       Additional
                                            --------------         Paid-In     Accumulated
                                       Shares          Amount     Capital        Deficit         Total
                                       ------          -----     ----------    -----------       -----
Shareholders' equity
at August 31, 1996                        5,181          $52        $44,823      $(10,999)        $33,876

Cash dividends paid                          --           --             --        (1,490)         (1,490)

Net Income                                   --           --             --         1,266           1,266
                                         ------         ----       --------      --------         -------

Shareholders' equity
at February 28, 1997                      5,181          $52        $44,823      $(11,223)        $33,652
                                          =====          ===        =======      =========        =======

Shareholders' equity
at August 31, 1997                        5,181          $52        $44,823      $(11,988)        $32,887

Cash dividends paid                          --           --             --        (1,813)         (1,813)

Net income                                   --           --             --         1,547           1,547
                                         ------         ----        -------      --------         -------

Shareholders' equity
at February 28, 1998                      5,181          $52        $44,823      $(12,254)        $32,621
                                          =====          ===        =======      =========        =======









                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the six months ended February 28, 1998 and 1997 (Unaudited)
                    (In thousands, except per share amounts)

                                                                                     1998              1997
                                                                                     ----              ----
Cash flows from operating activities:
   Net income                                                                      $1,547            $1,266
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization expense                                           637               636
      Charitable Contribution of Preferred Stock in ILM Holding                        --               111
      Changes in assets and liabilities:
      Accounts receivable - related party                                            (417)               (8)
      Interest and other receivables                                                   --               (23)
      Deferred rent receivable                                                          8                16
      Prepaid expenses and other assets                                               (44)              (22)
      Accounts payable - affiliates                                                  (155)               --
      Accounts payable and accrued expenses                                            17                10
      Preferred shareholder's minority interest                                         4                --
                                                                                  -------          --------        -
         Total adjustments                                                             50               720
                                                                                  -------          --------
         Net cash provided by operating activities                                 $1,597             1,986

Cash flows from investing activities:
         Funding of initial working capital to ILM II Lease Corporation                --                --
         Additions to operating investment properties                                (372)              (23)
                                                                                  -------          --------
         Net cash used in investing activities                                       (372)              (23)

Cash flows from financing activities:
      Cash dividends paid to shareholders                                          (1,813)           (1,490)
                                                                                  -------          --------

Net (decrease) increase in cash and cash equivalents                                 (588)              473

Cash and cash equivalents, beginning of period                                      2,361             1,694
                                                                                  -------           -------

Cash and cash equivalents, end of period                                           $1,773            $2,167
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

    The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of February 28, 1998 and August 31, 1997 and revenues and expenses for each of the six- and three-month periods ended February 28, 1998 and 1997. Actual results could differ from the estimates and assumptions used. Certain numbers in the prior period's financial statements have been reclassified to conform to the current period's presentation.

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

    The Company completed its restructuring plans by converting ILM II Holding to a REIT for tax purposes. In connection with these plans, on November 21, 1996 the Company requested that PaineWebber sell all of the stock held in ILM II Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM II Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM II Holding was completed at an agreed upon fair value of $40,000. The accompanying consolidated financial statements include the operations of ILM II Holding as if control had been obtained by the Company as of September 1, 1996. With this transfer completed, effective January 23, 1997, ILM II Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of a new class of non-voting, 8% cumulative preferred stock issued to the Company. The number of authorized shares of preferred and common stock in ILM II Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the preferred stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The preferred stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the preferred stock will accrue at a rate of 8% per annum on the original $1,000 liquidation preference and will be cumulative from the date of issuance. Since ILM II Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. Cumulative dividends accrued as of February 28, 1998 on the preferred stock in ILM II Holding totaled approximately $9,620.

                           ILM II SENIOR LIVING, INC.
       Notes to Consolidated Financial Statements (Unaudited) (continued)

1.  General (continued)
    --------------------

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

                           ILM II SENIOR LIVING, INC.
       Notes to Consolidated Financial Statements (Unaudited) (continued)

2.   Operating Investment Properties Subject to Master Lease
     --------------------------------------------------------

     At February 28, 1998, through its consolidated affiliate, the Company owned six Senior Housing Facilities. The accompanying financial statements include the Company's investments in six Senior Housing Facilities. The name, location and size of the properties are as set forth below:

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

     As discussed in Note 1, ILM II Holding holds title to each Senior Housing Facility subject to a first mortgage loan payable to the Company. Since ILM II Holding is consolidated with the Company in the accompanying financial statements, the mortgage loans and related interest expense have been eliminated in consolidation.

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

                           ILM II SENIOR LIVING, INC.
       Notes to Consolidated Financial Statements (Unaudited) (continued)

2.  Operating Investment Properties Subject to Master Lease (continued)
    -------------------------------------------------------------------

     The master lease agreement, which commenced on September 1, 1995, is between the Company's consolidated affiliate, ILM II Holding, as owner of the properties and lessor, and Lease II as lessee. The master lease is a "triple-net" lease whereby the lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, which expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara Facility), the lessor has the right to terminate the master lease as to any property sold by the lessor as of the date of such sale. During the initial term of the master lease, Lease II is obligated to pay annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount of $3,548,700 for calendar year 1995 (prorated based on the commencement date of the lease) and $4,035,600 for calendar year 1996 and each subsequent year. Beginning in January 1997 and for the remainder of the lease term, Lease II is also obligated to pay variable rent for each Senior Housing Facility. Such variable rent is payable quarterly and is equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rental income related to the second quarter of fiscal 1998 was $244,898.

3.   Related Party Transactions
     ---------------------------

    Subject to the supervision of the Company's Board of Directors, assistance in managing the business of the Company was provided by PaineWebber. As previously discussed in Note 1, PaineWebber resigned effective as of June 18, 1997.

     Lease II has retained Capital Senior Management 2, Inc. ("Capital") of Dallas, Texas to be the property manager of the Senior Housing Facilities and the Company has guaranteed the payment of all fees due to Capital under the terms of the management agreement which commenced on July 29, 1996. In November, 1996, Lawrence A. Cohen, President, Chief Executive Officer and Director of the Company and a Director of Lease II, was also named Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital. For the quarter ended February 28, 1998, Capital earned property management fees of $238,615.

     On September 18, 1997, Lease II entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansions of several of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. The Company will reimburse Lease II for all costs related to these potential expansions including fees to Capital Senior Development, Inc. During the quarter ended February 28,1998, Capital Senior Development, Inc. earned fees of $58,900 for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

     Jeffry R. Dwyer, Secretary and director of the Company, is an employee of Greenberg Traurig Hoffman Lipoff Rosen & Quentel, which acts as Counsel to the Company and its affiliates. Greenberg Traurig Hoffman Lipoff Rosen & Quentel earned fees from the Company of $64,755 for the quarter ended February 28,1998.

    Accounts receivable - related party at February 28,1998 includes base and variable rent due from Lease II in accordance with the terms of the master lease agreement. Accounts receivable - related party at August 31, 1997 includes variable rent due from Lease II. Accounts payable - related party at February 28,1998, includes $49,883 due to Lease II for amounts advanced by Lease II to purchase land. At August 31, 1997, $205,422 was payable to Lease II for amounts advanced by Lease II for capital improvements to the Senior Housing Facilities.

                           ILM II SENIOR LIVING, INC.
       Notes to Consolidated Financial Statements (Unaudited) (continued)

4.   Legal Proceedings and Contingencies
     -----------------------------------

    Termination of Management Contract with AHC
    --------------------------------------------

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

    On May 8, 1998 Andrew A. Feldman and Jeri Feldman, as Trustees for the Andrew A. & Jeri Feldman Revocable Trust dated 9/18/90, commenced a purported class action on behalf of that trust and all other shareholders of the Company and ILM I in the Supreme Court of the State of New York, County of New York against the Company, ILM I and the directors of both corporations. The class action complaint alleges that the directors engaged in wasteful and oppressive conduct and breached fiduciary duties in preventing the sale or liquidation of the assets of the Company and ILM I, diverting certain of their assets and changing the nature of the Company and ILM I. The complaint seeks damages in an unspecified amount, punitive damages, the judicial dissolution of the Company and ILM I, an order requiring the directors to take all steps to maximize shareholder value, including either an auction or liquidation, and rescinding certain agreements, and attorney's fees. The Company, ILM I and the directors have not yet been required to respond to the complaint in this action. The Company and ILM I believe that the action is without merit and intend vigorously to contest this action.

                           ILM II SENIOR LIVING, INC.
       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

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

    The master lease agreement, which commenced on September 1, 1995, was initially between the Company's consolidated affiliate, ILM II Holding, as owner of the Senior Housing Facilities and lessor, and Lease II as lessee. The master lease is a "triple-net" lease whereby the lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as the lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, which expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara property), Lease II is obligated to pay annual base rent for the use of all the Senior Housing Facilities in the aggregate amount of $3,548,700 for calendar year 1995 (prorated based on the lease commencement date) and $4,035,600 for calendar year 1996 and each subsequent year. Beginning in January 1997 and for the remainder of the lease term, Lease II is also obligated to pay variable rent for each Senior Housing Facility. Such variable rent will be payable quarterly and will equal 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rental income related to the second quarter of fiscal 1998 was $244,898.

                           ILM II SENIOR LIVING, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

    The Company completed its restructuring plans by converting ILM II Holding to a real estate investment trust ("REIT") for tax purposes. In connection with these plans, on November 21, 1996 the Company requested that PaineWebber sell all of its stock in ILM II Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM II Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM II Holding was completed at an agreed upon fair value of $40,000. With this transfer completed, effective January 23, 1997, ILM Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of nonvoting, 8% cumulative preferred stock issued to the Company (the "Preferred Stock"). The number of authorized shares of preferred stock and common stock in ILM II Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock will accrue at a rate of 8% per annum on the original $1,000 liquidation preference and will be cumulative from the date of issuance. Since ILM II Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. Cumulative dividends in arrears as of February 28, 1998 on the Preferred Stock in ILM II Holding totaled approximately $9,620.

    The assumption of ownership of the properties through ILM II Holding, which was organized as a regular C corporation for tax purposes, has resulted in a possible future tax liability which would be payable upon the ultimate sale of the properties (the "built-in gain tax"). The amount of such tax would be calculated based on the lesser of the total net gain realized from the sale transaction or the portion of the net gain realized upon a final sale which is attributable to the period during which the properties were held in a C corporation. Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM II Holding to a REIT would not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the properties were to be held for a period of at least ten years from the date of the conversion of ILM II Holding to a REIT. However, since the end of the Company's original anticipated holding period is within three years, the properties are not expected to be held for an additional ten years. Based on management's current estimate of the increase in the values of the Senior Housing Facilities which occurred between April 1994 and January 1996, as supported by independent appraisals, ILM II Holding would incur a sizable tax if the properties were sold. Based on this increase in values during the time ILM II Holding was operated as a regular C corporation, a sale within ten years of the date of conversion to a REIT could result in a built-in gain tax of as much as $2.3 million. To avoid this built-in gain tax, the Directors are prepared at the appropriate time to recommend to the Shareholders an amendment to the Articles of Incorporation to extend the Company's scheduled liquidation date.

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

    The six properties in which the Company has invested averaged 95% occupancy for the quarter ended February 28, 1998. The Company's net operating cash flow is expected to be relatively stable and predictable now that the master lease structure is in place. The annual base rental payments owed to ILM II Holding increased to $4,035,600 effective January 1, 1996 and will remain at that level for the remainder of the lease term. In addition, the Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation, as discussed further above, which became effective in January 1997.

    The Company and Lease II have been pursuing additional steps to increase Shareholder value. Several new programs were adopted during fiscal 1997 across the Company's portfolio which are resulting in increased revenues and cash flow from the properties. These steps include increasing the number of rentable apartment units as live-in facility managers move from the properties and increasing rental rates at properties that have maintained high occupancy levels and are located in strong markets. Another program to increase revenues and cash flow involves pursuing the potential for future expansions of several of the facilities which are located in areas that have particularly strong markets for senior housing. Potential expansion candidates include the facilities located in Omaha, Nebraska; St. Louis County, Missouri; and Fort Myers, Florida. As part of this expansion program, approximately one acre of land located adjacent to the Omaha facility was acquired in the first quarter of fiscal 1998 for approximately $135,000. In addition, an agreement was obtained to purchase approximately six acres of land located adjacent to the St. Louis County facility for approximately $900,000. In December 1998 the Company decided to not pursue the expansion over the near term and allowed the agreement to expire. The Fort Meyers facility includes a vacant parcel of approximately one and one-half acres which could accommodate an expansion of the existing facility or the construction of a new free-standing facility. Preliminary feasibility evaluations have been completed for all of these potential expansions and pre-construction design and construction-cost evaluations are underway for expansions of the facilities located in Omaha and Fort Meyers. Once the pre-construction design process is complete and projected expansion construction costs are determined, the Company will carefully evaluate the costs and benefits before proceeding with the construction of any of these expansions.

                           ILM II SENIOR LIVING, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

    Depending on the extent of any expansions deemed appropriate, such plans could result in the need for substantial additional capital. The Company is currently negotiating with a major bank to provide a construction loan facility that, if finalized, would provide the Company with up to $8.8 million to fund the capital costs of these potential expansion programs.

    Additionally, in December 1997 ILM II Holding purchased, for approximately $140,000, a parcel of vacant land adjacent to the Stockton facility. Although no expansion of this facility is being considered at this time, this additional land will provide needed parking spaces and improved access to the existing facility.

    At February 28, 1998, the Company had cash and cash equivalents of $1,773,000. Such amounts will be used for the working capital requirements of the Company, along with the possible investment in the properties owned by ILM II Holding for certain capital improvements, and for dividends to the Shareholders. Future capital improvements could be financed from operations or through borrowings, depending on the magnitude of the improvements, the availability of financing and the Company's incremental borrowing rate. The source of future liquidity and dividends to the Shareholders is expected to be through master lease payments from Lease II, interest income earned on invested cash reserves and proceeds from the future sales of the underlying operating investment properties. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis. The Company generally will be obligated to distribute annually at least 95% of its taxable income to its Shareholders in order to continue to qualify as a REIT under the Internal Revenue Code.

    While the Company has potential liabilities pending due to ongoing litigation against the Company, or for which the Company is a guarantor, the eventual outcome of this litigation cannot presently be determined. The court order in the Virginia AHC litigation equals $1 million, the California litigation by AHC seeks at least $2 million, and the purported class action litigation seeks damages in an unspecified amount. As discussed in Note 4. Legal Proceedings and Contingencies, the Company and Lease II have agreed to indemnify Mr. Cohen and Lease II has agreed to advance funds to Capital to pay reasonable legal fees and expenses in the California litigation. The Company will vigorously defend against all claims made against it and, at this time, it is not certain that the Company will have ultimate responsibility for any such claims.

Results of Operations

For the Six Months Ended February 28,1998 versus the Six Months Ended February 28, 1997

    Net income increased $281,000 for the six months ended February 28, 1998 as compared to the same period in the prior year, primarily due to variable rent earned pursuant to the master lease agreement. This increase was offset by a $61,000 increase in general and administrative expense due principally to increased legal fees, and a $34,000 increase in director's compensation due to more frequent Board of Director meetings.

For the Three Months Ended February 28, 1998 versus the Three Months Ended February 28, 1997

    Net income increased $134,000 for the three months ended February 28, 1998 as compared to the same period in the prior year. This increase was offset by a $19,000 increase in director's compensation due to more frequent Board of Director meetings.

                           ILM II SENIOR LIVING, INC.
                                     PART II
                                Other Information


Item 1. through 4.     NONE
------------------

Item 5. Other Information
--------------------------

On June 4, 1998, an unsolicited tender offer was filed on Schedule 14D-1 to purchase up to 500,000 outstanding shares of the Company's common stock representing approximately 9.65% of the outstanding shares at $7.00 per share. On June 11, 1998, the offer was increased to $8.00 per share. On June 17, 1998, the Company filed a response on Schedule 14D-9 stating that the Company's Board of Directors unanimously concluded that the offer is inadequate and not in the best interests of the Company and its shareholders. Accordingly, the Board unanimously recommended that the Company's shareholders reject the offer and not tender their shares.

Item 6. Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:     27.  Financial Data Schedule

(b) Reports on Form 8-K:   NONE

                           ILM II SENIOR LIVING, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         By: ILM II SENIOR LIVING, INC.



                            By: /s/ Lawrence A. Cohen
                                ---------------------------------
                                    Lawrence A. Cohen
                                    President


Dated:  June 15, 1998