Form 10-Q
period 1998-05-31
ILM II SENIOR LIVING INC /VA
filed 1998-07-16
CIK 861880

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For quarterly period ended May 31, 1998

                                       OR

           __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from ____to____.

                         Commission File Number: 0-18249

                           ILM II SENIOR LIVING, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

     Virginia                                                    06-1293758
-----------------------                                      -------------------
(State of organization)                                       (I.R.S. Employer
                                                             Identification No.)

28 State Street, Suite 1100, Boston, MA                                 02109
--------------------------------------------------------------------------------
Address of principal executive office)                                (Zip Code)

Registrant's telephone number, including area code  (888) 257-3550

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
Title of each class                                         which registered
-------------------                                     ------------------------
Shares of Common Stock                                          None

           Securities registered pursuant to Section 12(g) of the Act:

                             SHARES OF COMMON STOCK
                             ----------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     No  X
                                       ---    ---

Shares of common stock outstanding as of May 31, 1998:  5,181,236.

================================================================================

                                        ILM II SENIOR LIVING, INC

                                                  INDEX


Part I.  Financial Information                                                                                 Page
                                                                                                               ----

     Item 1.  Financial Statements

              Consolidated Balance Sheets
              May 31, 1998 (Unaudited) and August 31, 1997......................................................4

              Consolidated Statements of Income
              For the nine- and three-month periods ended May 31, 1998 and 1997 (Unaudited).....................5

              Consolidated Statements of Changes in Shareholders' Equity
              For the nine months ended May 31, 1998 and 1997 (Unaudited).......................................6

              Consolidated Statements of Cash Flows
              For the nine months ended May 31, 1998 and 1997 (Unaudited).......................................7

              Notes to Consolidated Financial Statements (Unaudited).........................................8-13

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........14-17

Part II.  Other Information

     Item 5.  Other Information................................................................................18

     Item 6.  Exhibits and Reports on Form 8-K.................................................................18

Signatures.....................................................................................................19

                            ILM II SENIOR LIVING, INC


Part I.  Financial Information
------------------------------

         Item I.  Financial Statements
                  (see next page)

                           ILM II SENIOR LIVING, INC.

                           CONSOLIDATED BALANCE SHEETS
                  May 31, 1998 (Unaudited) and August 31, 1997
                    (In thousands, except per share amounts)


                                                                          ASSETS
                                                                          ------

                                                      May 31, 1998                      August 31, 1997
                                                      ------------                      ---------------
Operating investment properties, at cost:

      Land                                               $  5,365                         $  5,030
      Building and improvements                            27,726                           27,726
      Furniture, fixtures and equipment                     3,815                            3,765
                                                         --------                         --------
                                                           36,906                           36,521
      Less:  accumulated depreciation                      (7,306)                          (6,457)
                                                         --------                         --------
                                                           29,600                           30,064

Unamortized mortgage fees                                   1,425                            1,425
Less:  accumulated amortization                              (930)                            (823)
                                                         --------                         --------
                                                              495                              602

Cash and cash equivalents                                   1,133                            2,361
Accounts receivable - related party                         1,256                              151
Prepaid expenses and other assets                             205                               77
Deferred rent receivable                                       76                              100
                                                         --------                         --------
                                                          $32,765                          $33,355
                                                         ========                         ========


                                                           LIABILITIES AND SHAREHOLDERS' EQUITY


Accounts payable and accrued expenses                    $    144                         $    147
Accounts payable - related party                              107                              205
                                                         --------                         --------
                                                              251                              352

Preferred shareholders' minority
interest in subsidiary                                        122                              116
                                                         --------                         --------
      Total liabilities                                       373                              468

Shareholders' equity:
   Common stock, $0.01 par value,
      12,500,000 shares authorized
      5,181,236 issued and outstanding                         52                               52
   Additional paid-in capital                              44,823                           44,823
   Accumulated deficit                                    (12,483)                         (11,988)
                                                         --------                         --------
      Total shareholder's equity                           32,392                           32,887
                                                         --------                         --------
                                                         $ 32,765                         $ 33,355
                                                         ========                         ========


                                         See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
  For the nine- and three-month periods ended May 31, 1998 and 1997 (Unaudited)
                    (In thousands, except per share amounts)

                                                                Nine Months Ended             Three Months Ended
                                                                     May 31                         May 31
                                                                     ------                         ------


                                                               1998            1997             1998        1997
                                                               ----            ----             ----        ----

Revenues:
    Rental Income                                             $3,700         $3,264           $1,262       $1,131
    Interest Income                                               57             71               13           27
                                                              ------         ------           ------       ------
                                                               3,757          3,335            1,275        1,158

Expenses:

    Depreciation and amortization expense                        956            954              319          318
    Management fees                                               --             97               --           32
    General and administrative                                   425            486              178          189
    Termination Fee                                               --            400               --          400
    Directors' compensation                                       86             57               28           33
                                                              ------         ------           ------       ------

                                                               1,467          1,994              525          972
                                                              ------         ------           ------       ------

Net income                                                    $2,290         $1,341             $750         $186
                                                              ======         ======           ======       ======

Basic earnings per share of common stock                       $0.44          $0.26            $0.14        $0.04
                                                              ======         ======           ======       ======

Cash dividends paid per share of common stock                  $0.54          $0.45            $0.19        $0.16
                                                              ======         ======           ======       ======


     The above earnings and cash dividends paid per share of common stock are based upon the 5,181,236 shares outstanding for each period.


                                         See accompanying notes.

                           ILM II SENIOR LIVING, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY For the nine months ended May 31, 1998 and 1997 (Unaudited)
                    (In thousands, except per share amounts)

                                                Common Stock
                                               $.01 Par Value          Additional
                                            ----------------------       Paid-In         Accumulated
                                            Shares           Amount      Capital           Deficit           Total

Shareholders' equity
at August 31, 1996                          5,181              $52       $44,823          $(10,999)          $33,876

Cash dividends paid                            --               --            --            (2,332)           (2,332)

Net income                                     --               --            --               341               341
                                            -----              ---       -------          --------           -------

Shareholders' equity
At May 31, 1997                             5,181              $52       $44,823          $(11,990)          $32,885
                                            =====              ===       =======          ========           =======

Shareholders' equity
at August 31, 1997                          5,181              $52       $44,823          $(11,988)          $32,887

Cash dividends paid                            --               --            --            (2,785)           (2,785)

Net income                                     --               --            --             2,290             2,290
                                            -----              ---       -------          --------           -------

Shareholders' equity
at May 31, 1998                             5,181              $52       $44,823          $(12,483)          $32,392
                                            =====              ===       =======          ========           =======



                                         See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the nine months ended May 31, 1998 and 1997 (Unaudited)
                    (In thousands, except per share amounts)

                                                                                          Nine Months Ended
                                                                                                 May 31
                                                                                                 ------
                                                                                         1998               1997
                                                                                         ----               ----
Cash flows from operating activities:
   Net income                                                                          $2,290               $1,341
   Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization expense                                             956                  954
        Charitable Contribution of Preferred Stock in ILM Holding                          --                  111
        Preferred shareholders minority interest                                            6                   --
        Changes in assets and liabilities:
            Accounts receivable - related party                                        (1,105)                 (69)
            Interest and other receivables                                                 --                   63
            Deferred rent receivable                                                       24                   23
            Prepaid expenses and other assets                                            (128)                 (27)
            Accrued termination fee payable                                                --                  400
            Accounts payable - related party                                              (98)                  --
            Accounts payable and accrued expenses                                          (3)                 121
            Other liabilities                                                              --                  205
                                                                                       ------               ------
               Total adjustments                                                         (348)               1,781
                                                                                       ------               ------
               Net cash provided by operating activities                                1,942                3,122

Cash flows from investing activities:
         Additions to operating investment properties                                    (385)                (150)
                                                                                       ------               ------
         Net cash used in investing activities                                           (385)                (150)

Cash flows from financing activities:
      Cash dividends paid to shareholders                                              (2,785)              (2,332)
                                                                                       ------               ------
                                                                                       (2,785)              (2,332)

Net (decrease) increase in cash and cash equivalents                                   (1,228)                 640

Cash and cash equivalents, beginning of period                                          2,361                1,694
                                                                                       ------               ------

Cash and cash equivalents, end of period                                               $1,133               $2,334
                                                                                       ======               ======


                                         See accompanying notes.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)

1.  General
    -------

    The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements and footnotes contained in the ILM II Senior Living, Inc.'s ("the Company") Annual Report for the year ended August 31, 1997. In the opinion of management, the accompanying interim consolidated financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim periods. All of the accounting adjustments reflected in the accompanying interim consolidated financial statements are of a normal recurring nature.

    The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of May 31, 1998 and August 31, 1997 and revenues and expenses for each of the nine- and three-month periods ended May 31, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

    The Company, formerly PaineWebber Independent Mortgage Inc. II, was organized as a corporation on February 5, 1990 under the laws of the State of Virginia. On September 12, 1990, the Company commenced a public offering of up to 10,000,000 shares of its common stock at $10 per share, pursuant to the final prospectus as amended, incorporated into a Registration Statement filed on Form S-11 under the Securities Act of 1933 (Registration Statement No. 33-33857). The public offering terminated on May 10, 1991 with a total of 5,181,236 shares issued. The Company received capital contributions of $51,812,356, of which $200,000 represented the sale of 20,000 shares to an affiliate at that time, PaineWebber Group, Inc. ("PaineWebber"). For discussion purposes, PaineWebber will refer to PaineWebber Group, Inc., and all affiliates that provided services to the Company in the past.

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

    The Company completed its restructuring plans by converting ILM II Holding to a REIT for tax purposes. In connection with these plans, on November 21, 1996, the Company requested that PaineWebber sell all of the stock held in ILM II Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM II Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM II Holding was completed at an agreed upon fair value of $40,000. The accompanying consolidated financial statements include the operations of ILM II Holding as if control had been obtained by the Company as of September 1, 1996. With this transfer completed, effective January 23, 1997, ILM II Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of a new class of non-voting, 8% cumulative preferred stock issued to the Company. The number of authorized shares of preferred and common stock in ILM II Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the preferred stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The preferred stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the preferred stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. Since ILM II Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. Cumulative dividends accrued as of May 31, 1998 on the preferred stock in ILM II Holding totaled approximately $11,840.

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

                           ILM II SENIOR LIVING, INC.
       Notes to Consolidated Financial Statements (Unaudited) (continued)

1.  General (continued)
    -------------------

    At a meeting of the Company's Board of Directors on January 10, 1997, PaineWebber recommended the immediate sale of the Senior Housing Facilities held by the Company and an affiliated entity, ILM Senior Living, Inc. ("ILM I"), by means of a controlled auction to be conducted by PaineWebber with PaineWebber offering to purchase the properties for $127 million, thereby guaranteeing the shareholders a "floor" price. The Senior Housing Facilities held by the Company would represent approximately $52 million of this amount. After taxes and closing costs, net proceeds to the Company would equal approximately $48 million or approximately $9.36 per share. PaineWebber also stated that if it purchased the properties at the specified price and were then able to resell the properties at a higher price, PaineWebber would pay any "excess profits" to the shareholders. To assist the Company in evaluating PaineWebber's proposal, a disinterested, independent investment banking firm with expertise in healthcare REIT's and independent/assisted living financings was engaged by the Company and Lease II, as well as by ILM I and its affiliates. Following a comprehensive analysis, the independent investment banking firm recommended that PaineWebber's proposal should be declined and that, instead, investigations of expansion and restructuring alternatives should be pursued. After analyzing PaineWebber's proposal and the recommendations and other information provided by the independent investment banking firm, the Boards of the Company and ILM I voted unanimously to decline PaineWebber's proposal and to explore the alternatives recommended by the independent investment banker. The Boards declined to seek an immediate sale of the properties because in the Board's view, the liquidation price would not reflect the "going concern" values of the Company and ILM I and, therefore, would not maximize shareholder value. In addition, the Boards did not consider it advisable to liquidate the Company and ILM I on the suggested terms several years prior to their scheduled termination dates.

    PaineWebber indicated to the Board in its January 10, 1997 proposal that it would not wish to continue to serve as advisor to the Company and its affiliates if the Company declined to accept PaineWebber's proposal. The Company accepted the resignation of PaineWebber, effective as of June 18, 1997. PaineWebber agreed to continue to provide certain administrative services to the Company and its affiliates through August 31, 1997, pursuant to the terms of a transition services agreement entered into with the Company and its affiliates. The Company and its affiliates also accepted, effective as of June 18, 1997 the resignations of those officers and directors who were employees of or otherwise affiliated with PaineWebber.

    The Company and Lease II are continuing to review various restructuring alternatives that could further increase shareholder value and liquidity. The Company and Lease II are considering a merger of the Company with ILM I and Lease II with ILM I Lease Corporation ("Lease I"), as well as other business combinations. An independent investment banking firm has been retained by the Company to assist in analyzing these strategic alternatives. The Company has not fully evaluated any of these alternatives and is not in a position at this time to recommend any actions to the shareholders. There can be no assurances that the Company will recommend taking any of the actions which may be recommended by its investment bankers.

                           ILM II SENIOR LIVING, INC.
       Notes to Consolidated Financial Statements (Unaudited) (continued)


2.  Operating Investment Properties Subject to Master Lease

    At May 31, 1998, through its consolidated affiliate, the Company owned six Senior Housing Facilities. The accompanying financial statements include the Company's investments in six Senior Housing Facilities. The name, location and size of the properties are as set forth below:

                                                                                 Rentable               Resident
Name                                  Location                                     Units                Capacity
----                                  --------                                   --------               --------
The Palms                             Fort Myers, FL                                205                   255
Crown Villa                           Omaha, NE                                     73                     73
Overland Park lace                    Overland Park, KS                             141                   153
Rio Las Palmas                        Stockton, CA                                  164                   190
The Villa at Riverwood                St. Louis County, MO                          120                   140
Villa Santa Barbara (1)               Santa Barbara, CA                             125                   125


(1) The acquisition of Villa Santa Barbara was financed jointly by the Company and an affiliated entity, ILM I. All amounts generated from Villa
    Santa Barbara are equitably apportioned between the Company, together with its consolidated subsidiary, and ILM I, together with its consolidated subsidiary, generally 75% and 25%, respectively. Villa Santa Barbara is owned 75% by ILM II Holding and 25% by ILM Holding.

    Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the existing shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, Lease II, for the purpose of operating the Senior Housing Facilities under the terms of a master lease agreement. The master lease agreement, which commenced on September 1, 1995, is between the Company's consolidated affiliate, ILM II Holding, as owner of the properties and lessor, and Lease II as lessee. The master lease is a "triple-net" lease whereby the lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, which expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara facility), the lessor has the right to terminate the master lease as to any property sold by the lessor as of the date of such sale. During the initial term of the master lease, Lease II is obligated to pay annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount of $4,035,600. Lease II is also obligated to pay variable rent for each Senior Housing Facility. Such variable rent is payable quarterly and is equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rental income for the nine- and three-month periods ended May 31, 1998 was $673,500 and $261,090, respectively. This compares to variable rent of approximately $261,000 and $130,000 for the nine- and three-month periods ended May 31, 1997, respectively.

3.  Related Party Transactions
    --------------------------

    Subject to the supervision of the Company's Board of Directors, assistance in managing the business of the Company was provided by PaineWebber. As previously discussed in Note 1, PaineWebber resigned effective as of June 18, 1997.

    Lease II has retained Capital Senior Management 2, Inc. ("Capital") of Dallas, Texas to be the property manager of the Senior Housing Facilities and the Company has guaranteed the payment of all fees due to Capital under the terms of the management agreement which commenced on July 29, 1996. In November, 1996, Lawrence A. Cohen, President, Chief Executive Officer and Director of the Company and a Director of Lease II, was also named Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital. For the nine- and three-month periods ended May 31, 1998, Capital

                           ILM II SENIOR LIVING, INC.
       Notes to Consolidated Financial Statements (Unaudited) (continued)


3.  Related Party Transactions (continued)
    --------------------------------------

earned property management fees from Lease II of $685,000 and $241,000 respectively. This compares to $546,000 and $169,000 for the nine- and three-month periods ended May 31, 1997, respectively.

    On September 18, 1997, Lease II entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansion of several of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. The Company will reimburse Lease II for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the nine- and three-month periods ended May 31,1998, Capital Senior Development, Inc. earned fees from Lease II of $73,233 and $14,333, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

    Jeffry R. Dwyer, Secretary and director of the Company, is an employee of Greenberg Traurig Hoffman Lipoff Rosen & Quentel, which began acting as Counsel to the Company and its affiliates in late fiscal 1997. For the nine-and three-month periods ended May 31, 1998, Greenberg Traurig Hoffman Lipoff Rosen & Quentel earned fees from the Company of $196,555 and $43,471, respectively.

    Accounts receivable - related party at May 31, 1998 includes base and variable rent due from Lease II in accordance with the terms of the master lease agreement. Accounts receivable - related party at August 31, 1997 includes variable rent due from Lease II. Accounts payable - related party at May 31,1998, includes $107,000 due to Lease II for amounts advanced by Lease II to fund facility expansion costs. At August 31, 1997, $205,422 was payable to Lease II for amounts advanced by Lease II for capital improvements to the Senior Housing Facilities.


4.  Legal Proceedings and Contingencies
    -----------------------------------

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

    The aggregate amount of damages against all parties as requested in AHC's counterclaim exceeds $2,000,000. The Company has guaranteed the payment of the termination fee at issue in these proceedings to the extent that any termination fee is deemed payable by the court and in the event that Lease II fails to perform pursuant to its obligations under the Management Agreement. On June 13, 1997 and July 8, 1997, the court issued orders to enter judgment against the Company and ILM I in the aggregate amount of $1,000,000 (the "Orders"). In so doing, the court effectively canceled the June 23, 1997 trial date. The

                           ILM II SENIOR LIVING, INC.
       Notes to Consolidated Financial Statements (Unaudited) (continued)

4.  Legal Proceedings and Contingencies (continued)
    -----------------------------------------------

Orders do not contain any findings of fact or conclusions of law. On July 10, 1997, the Company, ILM I, Lease I and Lease II filed a notice of appeal to the United States Court of Appeals for the Fourth Circuitfrom the Orders. The Company intends to diligently pursue the appeal. The eventual outcome of this litigation cannot presently be determined. However, a provision of $400,000 for the liability which might result to the Company was recorded in the financial statements of Lease II at August 31, 1997. The remaining $600,000 was recorded in the financial statements of Lease I. No provision for any liability has been recorded on the accompanying consolidated financial statements.

    On February 4, 1997, AHC filed a Complaint in the Superior Court of the State of California against Capital, the new property manager, Lawrence Cohen, and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint seeks damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. Trial in the action is expected to occur in 1998 and discovery has begun. At a meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital and its affiliates in the California litigation. Subsequently, the boards of directors of Lease I and Lease II voted to increase the maximum amount of the advance to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California litigation. On February 2, 1998, the amount to be advanced was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred by Capital, thereafter not to exceed $500,000. As of May 31, 1998, the amount advanced to Capital by and Lease II and Lease I totaled approximately $335,000. The defendants intend to vigorously defend the claims made against them in the California litigation. The eventual outcome of this litigation cannot presently be determined and, accordingly, no provision for any liability has been recorded in the accompanying financial statements.

    On May 8, 1998 Andrew A. Feldman and Jeri Feldman, as Trustees for the Andrew A. & Jeri Feldman Revocable Trust dated September 18, 1990, commenced a purported class action on behalf of that trust and all other shareholders of the Company and ILM I in the Supreme Court of the State of New York, County of New York against the Company, ILM I and the directors of both corporations. The class action complaint alleges that the directors engaged in wasteful and oppressive conduct and breached fiduciary duties in preventing the sale or liquidation of the assets of the Company and ILM I, diverting certain of their assets and changing the nature of the Company and ILM I. The complaint seeks damages in an unspecified amount, punitive damages, the judicial dissolution of the Company and ILM I, an order requiring the directors to take all steps to maximize shareholder value, including either an auction or liquidation, and rescinding certain agreements, and attorney's fees. On July 8, 1998, the Company joined with all other defendants to dismiss the complaint on all accounts. The Company and ILM I believe that the action is without merit and are vigorously contesting this action.

5.  Subsequent Event
    ----------------

    On June 15, 1998, the Company's Board of Directors declared a quarterly dividend for the quarter ended May 31, 1998. On July 15, 1998, a dividend of $0.1875 per share of common stock, totaling approximately $971,000, was paid to shareholders of record as of June 30, 1998.

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

    Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the Company's existing Shareholders while maintaining its qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, Lease II, for the purpose of operating the Senior Housing Facilities under the terms of a master lease agreement. During 1995, the Company distributed all of the shares of capital stock of Lease II to the holders of record of the Company's common stock. Lease II is a public company subject to the reporting obligations of the Securities and Exchange Commission.

    The master lease agreement, which commenced on September 1, 1995, was initially between the Company's consolidated affiliate, ILM II Holding, as owner of the Senior Housing Facilities and lessor, and Lease II as lessee. The master lease is a "triple-net" lease whereby the lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as the lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, which expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara property), Lease II is obligated to pay annual base rent for the use of all the Senior Housing Facilities in the aggregate amount of $4,035,600. Lease II is also obligated to pay variable rent for each Senior Housing Facility. Such variable rent is payable quarterly and equals 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rental income for the nine- and three-month periods ended May 31, 1998 was $673,500 and $261,090, respectively. This compares to variable rent of approximately $261,000 and $130,000 for the nine- and three-month periods ended May 31, 1997, respectively.

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

                           ILM II SENIOR LIVING, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. Since ILM II Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. Cumulative dividends in arrears as of May 31, 1998 on the Preferred Stock in ILM II Holding totaled approximately $11,840.

    The assumption of ownership of the properties through ILM II Holding, which was organized as a regular C corporation for tax purposes, has resulted in a possible future tax liability which would be payable upon the ultimate sale of the properties (the "built-in gain tax"). The amount of such tax would be calculated based on the lesser of the total net gain realized from the sale transaction or the portion of the net gain realized upon a final sale which is attributable to the period during which the properties were held in a C corporation. Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM II Holding to a REIT would not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the properties were to be held for a period of at least ten years from the date of the conversion of ILM II Holding to a REIT. However, since the end of the Company's original anticipated holding period is within four years, the properties may not be held for an additional ten years. Based on management's current estimate of the increase in the values of the Senior Housing Facilities which occurred between April 1994 and January 1996, as supported by independent appraisals, ILM II Holding would incur a sizable tax if the properties were sold. Based on this increase in values during the time ILM II Holding was operated as a regular C corporation, a sale within ten years of the date of conversion to a REIT could result in a built in gain tax of as much as $2.3 million. To avoid this built-in gain tax, the Directors are prepared at the appropriate time to recommend to the shareholders an amendment to the Articles of Incorporation to extend the Company's scheduled liquidation date.

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

    Occupancy levels for the six properties in which the Company has invested averaged 94% and 95%, respectively, for the nine- and three-month periods ended May 31, 1998. The Company's net operating cash flow is expected to be relatively stable and predictable now that the master lease structure is in place. The annual base rental payments owed to ILM II Holding are $4,035,600 and will remain at that level for the remainder of the lease term. In addition, the Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation, as discussed further above, which became effective in January 1997.

    The Company and Lease II have been pursuing the potential for future expansion of several of the facilities which are located in areas that have particularly strong markets for senior housing. Potential expansion candidates include the facilities located in Omaha, Nebraska; St. Louis County, Missouri; and Fort Myers, Florida. As part of this expansion program, approximately one acre of land located adjacent to the Omaha facility was acquired in the first quarter of fiscal 1998 for approximately $135,000. In addition, an agreement was obtained to purchase approximately six acres of land located adjacent to the St. Louis County facility for approximately $900,000. In December 1997, the Company decided not to pursue the St. Louis County expansion over the near term and allowed the agreement to expire.

                           ILM II SENIOR LIVING, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

The Fort Myers facility includes a vacant parcel of approximately one and one-half acres which could accommodate an expansion of the existing facility or the construction of a new free-standing facility. Preliminary feasibility evaluations have been completed for all of these potential expansions and pre-construction design and construction-cost evaluations are underway for expansions of the facilities located in Omaha and Fort Myers. Once the pre-construction design process is complete and projected expansion construction costs are determined, the Company will carefully evaluate the costs and benefits before proceeding with the construction of any of these expansions. Additionally, in December 1997 ILM II Holding purchased, for approximately $140,000, a parcel of vacant land adjacent to the Stockton facility. Although no expansion of this facility is being considered at this time, this additional land will provide needed parking spaces and improved access to the existing facility.

    Depending on the extent of any expansions deemed appropriate, such plans could result in the need for substantial additional capital. The Company is currently negotiating with a major bank to provide a construction loan facility that, if finalized, would provide the Company with up to $8.8 million to fund the capital costs of these potential expansion programs. The loan facility is expected to close by fiscal year end.

    At May 31, 1998, the Company had cash and cash equivalents of $1,133,000. Such amounts will be used for the working capital requirements of the Company, along with the possible investment in the properties owned by ILM II Holding for certain capital improvements, and for dividends to the shareholders. Future capital improvements could be financed from operations or through borrowings, depending on the magnitude of the improvements, the availability of financing and the Company's incremental borrowing rate. The source of future liquidity and dividends to the shareholders is expected to be through master lease payments from Lease II, interest income earned on invested cash reserves and proceeds from the future sales of the underlying operating investment properties. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis. The Company generally will be obligated to distribute annually at least 95% of its taxable income to its shareholders in order to continue to qualify as a REIT under the Internal Revenue Code.

    While the Company has potential liabilities pending due to ongoing litigation against the Company, or for which the Company is a guarantor, the eventual outcome of this litigation and the extent of obligations under the guarantee cannot presently be determined. The court order in the Virginia AHC litigation equals an aggregate of $1 million, the California litigation by AHC seeks at least $2 million, and the purported class action litigation seeks damages of an unspecified amount. As discussed in Note 4, Legal Proceedings and Contingencies, the Company and Lease II have agreed to indemnify Mr. Cohen and Lease II has agreed to advance funds to Capital to pay reasonable legal fees and expenses in the California litigation. The Company will vigorously defend against all claims made against it and, at this time, it is not certain that the Company will have ultimate responsibility for any such claims.

    The Company relies upon PC-based systems and does not expect to incur material costs to transition to Year 2000 compliant systems in its internal operations. The Company does not expect this project to have a significant effect on operations. The Company will continue to implement systems and all new investments are expected to be with Year 2000 compliant software.

                           ILM II SENIOR LIVING, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


Results of Operations

Nine Months Ended May 31, 1998 versus the Nine Months Ended May 31, 1997

    After giving effect to a $400,000 audit adjustment at August 31, 1997, which was not reflected in the May 1997 income statement, net income increased $549,000 for the nine months ended May 31, 1998 as compared to the same period in the prior year. This increase was primarily due to variable rent earned pursuant to the master lease agreement, which was offset by a $29,000 increase in director's compensation due to more frequent Board of Director meetings.

For the Three Months Ended May 31, 1998 versus the Three Months Ended May 31,
1997

    After giving effect to a $400,000 audit adjustment at August 31, 1997, which was not reflected in the May 1997 income statement, net income increased $164,000 for the three months ended May 31, 1998 as compared to the same period in the prior year. This increase was primarily due to variable rent earned pursuant to the master lease agreement.

                           ILM II SENIOR LIVING, INC.
                                     PART II
                                Other Information


Item 1. through 4.     NONE
------------------

Item 5. Other Information
-------------------------

On June 4, 1998, an unsolicited tender offer was filed on Schedule 14D-1 to purchase up to 500,000 outstanding shares of the Company's common stock representing approximately 9.65% of the outstanding shares at $7.00 per share. On June 11, 1998, the offer was increased to $8.00 per share. On June 17, 1998, the Company filed a response on Schedule 14D-9, which response was amended on July 7, 1998, stating that the Company's Board of Directors unanimously concluded that the offer is inadequate and not in the best interests of the Company and its shareholders. Accordingly, the Board unanimously recommended that the Company's shareholders reject the offer and not tender their shares.

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

                                            By: ILM II SENIOR LIVING, INC.



                                            By: /s/ Lawrence A. Cohen
                                                ---------------------
                                                Lawrence A. Cohen
                                                President


Dated:  July 15, 1998