Form 10-K
period 1998-08-31
ILM II SENIOR LIVING INC /VA
filed 1999-01-25
CIK 861880

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

      X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    -----                SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED: AUGUST 31, 1998
                                       OR
    _____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                               For the transition
                          period from _____ to _____.

                         Commission File Number: 0-18942
                                                 -------

                           ILM II SENIOR LIVING, INC.
             (Exact name of registrant as specified in its charter)

       Virginia                                                  06-1293758
-----------------------                                       ----------------
(State of organization)                                       (I.R.S. Employer
                                                             Identification No.)

8180 Greensboro Drive, Suite 850,   McLean, VA                           22102
--------------------------------------------------------------------------------
(Address of principal executive office)                               (Zip Code)

Registrant's telephone number, including area code:                 888-257-3550
                                                                    ------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
Title of each class                                         on which registered
-------------------                                         -------------------
       None                                                        None

           Securities registered pursuant to Section 12(g) of the Act:

                      Shares of Common Stock $.01 Par Value
                      -------------------------------------
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           -

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_ No X
                          -

Shares of common stock outstanding as of August 31, 1998: 5,181,236. The aggregate sales price of the shares sold was $51,812,356. This does not reflect market value. There is no current market for these shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

            Documents                                        Form 10-K Reference
------------------------------                               -------------------
Prospectus of registrant dated                               Parts II, Part IV
August 8, 1990, as supplemented
[33 Act filing #33-33857]

Current Report on Form 8-K                                   Part IV
of registrant dated August 21, 1998

================================================================================

                           ILM II SENIOR LIVING, INC.

                                 1998 FORM 10-K

                                TABLE OF CONTENTS

Part I                                                                                                     Page
------                                                                                                     ----

Item         1        Business.............................................................................I-1

Item         2        Properties...........................................................................I-6

Item         3        Legal Proceedings....................................................................I-7

Item         4        Submission of Matters to a Vote of Security Holders..................................I-8


Part II
-------

Item         5        Market for the Registrant's Shares and Related
                         Stockholder Matters..............................................................II-1

Item         6        Selected Financial Data.............................................................II-2

Item         7        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations........................................................II-3

Item         8        Financial Statements and Supplementary Data.........................................II-8

Item         9        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................................II-8


Part III
--------

Item        10        Directors and Executive Officers of the Registrant.................................III-1

Item        11        Executive Compensation.............................................................III-2

Item        12        Security Ownership of Certain Beneficial Owners and Management.....................III-3

Item        13        Certain Relationships and Related Transactions.....................................III-3


Part IV
-------

Item        14        Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................IV-1

Signatures            ....................................................................................IV-2

Index to Exhibits     ....................................................................................IV-3

Financial Statements and Supplementary Data........................................................F-1 to F-34

                           ILM II SENIOR LIVING, INC.


                                     PART I

Item 1. Business
----------------

         ILM II Senior Living, Inc. (the "Company") is a finite-life corporation organized on February 5, 1990 in the Commonwealth of Virginia for the purpose of making construction and participating mortgage loans secured by rental housing complexes for independent senior citizens ("Senior Housing Facilities"). On September 12, 1990, the Company commenced a public offering of up to 10,000,000 shares of common stock pursuant to the final prospectus, as amended, incorporated into a Registration Statement filed on Form S-11 under the Securities Act of 1933 (Registration Statement No. 33-33857), (the "Prospectus"). On May 10, 1991, the public offering terminated. The Company issued 5,181,236 shares, representing capital contributions of $51,812,356, of which $200,000 represented the sale of 20,000 shares to an affiliate at that time, PaineWebber Group, Inc. ("PaineWebber"). For discussion purposes, PaineWebber will refer to PaineWebber Group, Inc. and all affiliates that provided services to the Company in the past.

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

         The Company entered into an exclusivity agreement, as amended, with AHC and its parent company, Angeles Corporation ("Angeles"), which required AHC to provide the Company with certain specific opportunities to finance Senior Housing Facilities and set forth the terms and conditions of the loans which were made. The loan documents under the aforementioned exclusivity agreement called for interest to be paid on construction loans at the rate of 13% per annum during the construction period and for base interest to be paid on the permanent loans at the rate of 10% per annum. In addition to the base interest, additional interest was to be paid on the permanent loans in an amount equal to 10% of the gross revenues of the Senior Housing Facilities, as defined. Under the terms of the amended exclusivity agreement, additional interest was to be no less than 3% of the aggregate principal amount of all permanent loans outstanding for the entire term of the investments. In the aggregate, the properties securing loans from the Company did not generate sufficient cash flow to cover the debt service payments owed to the Company under the amended terms of the exclusivity agreement. To the extent that the properties did not generate sufficient cash flow to make the full payments due under the loan documents, the shortfall was funded by AHC thorough December 1992. The source of cash to make up these shortfalls was from specified deficit reserve accounts, which had been funded from the proceeds of the mortgage loans, and from contributions by Angeles.

         During the quarter ended February 28, 1993, Angeles announced that it was experiencing liquidity problems that resulted in the inability to meet its obligations. Subsequent to such announcements, AHC defaulted on the regularly scheduled mortgage loan payments due to the Company on March 1, 1993. Subsequent to March 1993, payments toward the debt service owed on the Company's loans were limited to the net cash flow of the operating investment properties. On May 3, 1993, Angeles filed for reorganization under a Chapter 11 Federal Bankruptcy petition filed in the state of California. AHC did not file for reorganization. The Company retained special counsel and held extensive discussions with AHC concerning the default status of its loans. During the fourth quarter of fiscal 1993, a non-binding settlement agreement between the Company, AHC and Angeles was reached whereby ownership of the properties would be transferred from AHC to the Company or its designated affiliates. Under the terms of the settlement agreement, the Company would release AHC and Angeles from certain obligations under the loans. On April 27, 1994, each of the properties owned by AHC and securing the loans was

                           ILM II SENIOR LIVING, INC.

----------------------------

transferred (collectively, "the Transfers") to newly created special purpose corporations affiliated with the Company (collectively, "the Property Companies"). The Transfers had an effective date of April 1, 1994 and were made pursuant to the settlement agreement entered into on February 17, 1994 ("the Settlement Agreement") between the Company and AHC which had previously been approved by the bankruptcy court handling the bankruptcy case of Angeles. All of the capital stock of each Property Company was held by ILM II Holding, Inc. ("ILM II Holding"), a subsidiary and a Virginia corporation. In August 1995, each of the Property Companies merged into ILM II Holding which is majority owned by the Company. As a result, ownership of the Senior Housing Facilities is now held by ILM II Holding, and the Property Companies no longer exist as separate legal entities.

         As part of the fiscal 1994 Settlement Agreement with AHC, ILM II Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement. The management agreement with AHC was terminated in July 1996. Subsequent to the effective date of the Settlement Agreement with AHC, management investigated and evaluated the available options for structuring the ownership of the properties in order to maximize the potential returns to the existing shareholders while maintaining the Company's qualifications as a REIT under the Internal Revenue Code. On September 12, 1994 the Company formed a new subsidiary, ILM II Lease Corporation ("Lease II"), for the purpose of operating the Senior Housing Facilities. All of the shares of capital stock in Lease II were distributed to the holders of record of the Company's common stock and the Senior Housing Facilities were leased to Lease II effective September 1, 1995.

         All responsibility for day-to-day management of the Senior Housing Facilities, including administration of the property management agreement with AHC, was transferred to Lease II. On July 29, 1996, the management agreement with AHC was terminated and Lease II retained Capital Senior Management 2, Inc. ("Capital") to be the new property manager of its Senior Housing Facilities pursuant to a management agreement (the "Management Agreement") which commenced on July 29, 1996. Lawrence A. Cohen, who, through July 28, 1998 served as President, Chief Executive Officer and Director of the Company and a Director of Lease II, has also served as Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital, since November 1996. As a result, through July 28, 1998, Capital was considered a related party. Under the terms of the Management Agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital also earns an incentive management fee equal to 25% of the amount by which net cash flow of the Senior Housing Facilities, as defined, exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount is increased based on the percentage increase in the Consumer Price Index as well as 15% of Facility expansion costs. The Company has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. Lease II is a public company subject to the reporting obligations of the Securities and Exchange Commission.

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

                           ILM II SENIOR LIVING, INC.

----------------------------

         The Company completed its restructuring plans by converting ILM II Holding to a REIT for tax purposes effective for Calendar year 1996. In connection with these plans, on November 21, 1996 the Company requested that PaineWebber sell all of the stock held in ILM II Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM II Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM II Holding was completed at an agreed upon fair value of $40,000. With this transfer completed, effective January 23, 1997 ILM II Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of a new class of non-voting, 8% cumulative preferred stock issued to the Company ("the Preferred Stock"). The number of authorized shares of preferred and common stock in ILM II Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock will accrue at a rate of 8% per annum on the original $1,000 liquidation preference and will be cumulative from the date of issuance. Since ILM II Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. The Company recorded the contribution of the Preferred Stock in ILM II Holding to the charitable organizations at the amount of the initial liquidation preference of $111,000. Such amount is included in general and administrative expenses in the accompanying consolidated statement of income for the year ended August 31, 1997. Cumulative dividends accrued as of August 31, 1998 on the Preferred Stock in ILM II Holding totaled $14,000.

         At a meeting of the Company's Board of Directors on January 10, 1997, PaineWebber recommended the immediate sale of the Senior Housing Facilities held by the Company and an affiliated entity, ILM I Senior Living, Inc. ("ILM I"), by means of a controlled auction to be conducted by PaineWebber, at no additional compensation, with PaineWebber offering to purchase the properties for $127 million, thereby guaranteeing the shareholders a "floor" price. The Senior Housing Facilities held by the Company would represent approximately $52 million of this amount. After taxes and closing costs, net proceeds to the Company would equal approximately $48 million or approximately $9.36 per share. PaineWebber also stated that if it purchased the properties at the specified price and were then able to resell the properties at a higher price, PaineWebber would pay any "excess profits" to the Shareholders. To assist the Company in evaluating PaineWebber's proposal, a disinterested, independent investment banking firm with expertise in healthcare REITs and independent/assisted living financings was engaged by the Company and Lease II as well as by ILM I and its affiliates. Following a comprehensive analysis, the investment banking firm recommended that PaineWebber's proposal should be declined and that instead investigations of expansion and restructuring alternatives should be pursued. After analyzing PaineWebber's proposal and the recommendations and other information provided by the independent investment banking firm, the Boards of the Company and ILM I voted unanimously to decline PaineWebber's proposal and to explore the alternatives recommended by the independent investment banking firm. The Boards declined to seek an immediate sale of the properties because, in the Boards' view, the liquidation price would not reflect the "going concern" values of the Company and ILM I and, therefore, would not maximize Shareholder value. In addition, the Boards did not consider it advisable to liquidate the Company and ILM I on the suggested terms several years prior to their scheduled termination dates.

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

                           ILM II SENIOR LIVING, INC.

----------------------------

         The Company and Lease II are continuing to review various strategic alternatives to maximize shareholder value and liquidity and have engaged professional financial and legal advisors to formulate and present plans and proposals for consideration by the Board. Although no definitive plans, arrangements or understandings have been agreed to at this time, the Company is actively reviewing the feasibility of a variety of financial transactions and proposals, including the reorganization of the ownership of the Senior Housing Facilities, business combinations and the sale of the Company by means of cash and or stock-for-stock merger. There can be no assurance that any definitive transaction will be formulated, agreed to or consummated.

         The Company's investments as of August 31, 1998 are described below:

Property Name                                                   Date of        Rentable         Resident
and Location (1)                Type of Property              Investment         Units         Capacities
---------------------           ----------------              ----------         -----         ----------

The Palms
Fort Myers, FL                  Senior Housing Facility         7/18/90           205              255

Crown Villa
Omaha, NE                       Senior Housing Facility         4/25/91           73               73

Overland Park Place
Overland Park, KS               Senior Housing Facility         4/9/92            141              153

Rio Las Palmas
Stockton, CA                    Senior Housing Facility         5/14/92           164              190

The Villa at Riverwood
St. Louis County, MO            Senior Housing Facility         5/29/92           120              140

Villa Santa Barbara (2)
Santa Barbara, CA               Senior Housing Facility         7/13/92           125              125

(1) See Note 4 to the consolidated financial statements filed with this Annual Report for a description of the agreements through which the Company has acquired these real estate investments.

(2) The acquisition of Villa Santa Barbara was financed jointly by the Company and an affiliated entity, ILM I. All amounts generated from Villa Santa Barbara are equitably apportioned between the Company, together with its consolidated subsidiary, and ILM I, together with its consolidated subsidiary (generally 75% and 25%, respectively). Villa Santa Barbara is owned 75% by ILM II Holding and 25% by ILM Holding.

                           ILM II SENIOR LIVING, INC.

----------------------------

         The master lease is a "triple-net" lease whereby the lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, which expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara facility), the lessor has the right to terminate the master lease as to any property sold by the lessor as of the date of such sale. During the initial term of the master lease, Lease II is obligated to pay annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount of $4,035,600. Lease II is also obligated to pay variable rent for each Senior Housing Facility. Such variable rent is payable quarterly and is equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rental income for the years ended August 31, 1998 and 1997 was $984,000 and $412,000, respectively.

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

         Through June 18, 1997, and subject to the supervision of the Company's Board of Directors, assistance in the management of the business of the Company was provided by PaineWebber. PaineWebber resigned from this position effective as of June 18, 1997, although PaineWebber agreed to provide certain administrative services to the Company and its affiliates through August 31, 1997. Through the date of its resignation, PaineWebber performed the day-to-day operations of the Company and acted as the investment advisor and consultant for the Company. PaineWebber provided cash management, accounting, tax preparation, financial reporting, investor communications and relations as well as asset management services to the Company. These services are now being provided to the Company, subject to the supervision of the Company's Board of Directors, by various companies and consultants including Fleet Bank, Ernst & Young LLP, MAVRICC Management Systems, Inc., and Smith and Company. In addition, C. David Carlson, who was a Vice President of the Company until the date of PaineWebber's resignation and a Vice President of PaineWebber through October 1997, where he served as Portfolio Manager to the Company, now serves as a consultant to the Company.

         There are currently three Directors of the Company, none of whom are affiliates of PaineWebber or Capital. The Directors are subject to removal by the vote of the holders of a majority of the outstanding shares of Company common stock.

         The terms of transactions between the Company and PaineWebber, and similar disclosures with respect to relationships of other related parties which provide services to the Company, are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

                           ILM II SENIOR LIVING, INC.


Item 2. Properties
------------------

         As of August 31, 1998, the Company has interests in the six operating properties referred to under Item 1 above, to which reference is made for the description, name and location of such properties.

         Average occupancy levels for each fiscal quarter during 1998, along with an average for the year, are presented below for each property:

                                                                   Average Quarterly Occupancy
                                            --------------------------------------------------------------------------
                                                                                                         Fiscal 1998
                                              11/30/97        2/28/98        5/31/98        8/31/98        Average
                                              --------        -------        -------        -------        -------

The Palms                                        92%            97%            97%            97%            96%

Crown Villa                                      97%            98%            97%            97%            97%

Overland Park Place                              99%            99%            99%            99%            99%

Rio Las Palmas                                   88%            90%            89%            90%            89%

The Villa at Riverwood                           94%            93%            95%            94%            94%

Villa Santa Barbara                              96%            97%            95%            96%            96%

                           ILM II SENIOR LIVING, INC.


Item 3. Legal Proceedings
-------------------------

Termination of Management Contract with AHC
-------------------------------------------

         On July 29, 1996, Lease II and ILM II Holding (collectively for this
Item 3, the "Companies") terminated a property management agreement with AHC covering the six Senior Housing Facilities leased by Lease II from ILM II Holding. The management agreement was terminated for cause pursuant to Sections
1.05 (a) (i), (iii) and (iv) of the Agreement. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Companies alleged, among other things, that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies. Due to the termination of the Agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an answer in response to the litigation initiated by the Companies and a counterclaim against ILM II Holding. The counterclaim alleged that the agreement was wrongfully terminated for cause and requested damages which include the payment of the termination fee in the amount of $750,000, payment of management fees pursuant to the agreement from August 1, 1996 through October 15, 1996, which is the earliest date that the agreement could have been terminated without cause, and recovery of attorney's fees and expenses.

         The aggregate amount of damages against all parties as requested in AHC's counterclaim exceeded $2,000,000. The Company had guaranteed the payment of the termination fee at issue in these proceedings to the extent that any termination fee was deemed payable by the court and in the event that Lease II fails to perform pursuant to its obligations under the Management Agreement. On June 13, 1997 and July 8, 1997, the court issued orders to enter judgment against the Company and ILM I in the amount of $1,000,000 (the "Orders"). The Orders did not contain any findings of fact or conclusions of law. On July 10, 1997, the Company, ILM I, Lease I and Lease II filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit from the Orders.

         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against an affiliate of Capital, the new property manager; Lawrence A. Cohen, who, through July 28, 1998, was President, Chief Executive Officer, and Director of the Company; and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by Lease I and Lease II on behalf of Mr. Cohen totaled $227,000 as of August 31, 1998. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the Boards of Directors of Lease I and Lease II voted to increase the maximum amount of the advance to Capital to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California litigation. On February 2, 1998, the amount to be advanced was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000. At August 31, 1998, the amount of legal fees either advanced to Capital or accrued on the financial statements of Lease I and Lease II totaled approximately $519,000, although the final amount to be reimbursed to Capital has not yet been determined.

                           ILM II SENIOR LIVING, INC.

-------------------------------------

         On August 18, 1998, the Company and its affiliates along with Capital and its affiliates entered into a settlement agreement with AHC. Lease I and Lease II agreed to pay $1,625,000 and Capital and its affiliates agreed to pay $625,000 to AHC in settlement of all claims including those related to the Virginia litigation and the California litigation. The Company and its affiliates also entered into an agreement with Capital and its affiliates to mutually release each other from all claims that any such parties may have against each other, other than any claims under the property management agreements. The Company's Board of Directors believes that settling the AHC litigation is a prudent course of action because the settlement amount represents a small percentage of the increases in cash flow and value achieved for the Company and its affiliates over the past two years.

         Due to the Order, $1,000,000 had been recorded as a liability by Lease I and Lease II at the end of fiscal year 1997. At August 31, 1997, a provision of $400,000 for the liability which might have resulted to the Company had been recorded in the financial statements of Lease II, with the remaining $600,000 provision recorded in the financial statements of Lease I. Due to the final settlement agreement, the 1997 provisions were increased by $625,000 at August 31, 1998 with an additional $375,000 recorded on the financial statements of Lease I and the remaining $250,000 recorded on the financial statements of Lease
II. Subsequent to the end of the fiscal year, on September 4, 1998, the full settlement amounts were paid to AHC and its affiliates.

Other Litigation
----------------

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

         Subsequent to the end of the fiscal year, in an oral ruling from the bench on December 8, 1998, the Court granted the Company's dismissal motion in part and gave the plaintiffs leave to amend their complaint. In sum, the Court accepted the Company's position that all claims relating to so-called "derivative" actions were filed improperly and were properly dismissed. In addition, the Court dismissed common law claims for punitive damages, but allowed plaintiffs 30 days to allege any claims which allegedly injured shareholders without injuring the Company as a whole. The Board doubts that such a cause of action could be alleged and continues to believe that this lawsuit is meritless. The Board has directed outside counsel to continue vigorously contesting the action.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

         At the Annual Meeting of Shareholders held on July 28, 1998, J. William Sharman, Jr., Jeffry R. Dwyer and Carl J. Schramm were elected to serve as Directors of the Company until the 1999 Annual Meeting, and the designation of Ernst & Young LLP as auditors for the fiscal year ending August 31, 1998, was ratified. J. William Sharman, Jr., and Jeffry R. Dwyer have served as Directors since ILM II Senior Living, Inc.'s inception. Carl J. Schramm has served as a Director since December 1996.

                           ILM II SENIOR LIVING, INC.


                                     PART II

Item 5. Market for the Registrant's Shares and Related Stockholder Matters
--------------------------------------------------------------------------

         During the public offering period, which commenced August 8, 1990 and ended May 10, 1991, the selling price of the shares of common stock was $10 per share. At August 31, 1998 there were 3,113 record holders of the Company's shares. There is no public market for the resale of the shares, and it is not anticipated that a public market will develop. While shares of the Company were designed for long-term holding, they may possibly be traded through a secondary market resale. The shares do not trade on an established exchange and the only market that has developed is an informal secondary market; therefore little resale activity occurs. Although PaineWebber and others may endeavor to assist Shareholders desiring to sell their shares by attempting to match requests to sell shares with requests to purchase shares, such transfers are not expected to be frequent. In addition, the Company's Articles of Incorporation restrict ownership of more than 9.8% of the Company's outstanding shares by one investor. These restrictions are designed to ensure that the Company does not violate certain share accumulation restrictions imposed by the Internal Revenue Code on REITs.

         The Company makes quarterly distributions, payable within 45 days after the end of each fiscal quarter, to Shareholders of record on the record date for such quarter as determined by the Directors. The Company intends to make distributions to Shareholders in an amount equal to at least 95% of its taxable income in order to continue to qualify as a REIT. Reference is made to Item 6 below for the amount of cash dividends paid per share of common stock during fiscal 1998.

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

                           ILM II SENIOR LIVING, INC.


Item 6. Selected Financial Data
-------------------------------


                           ILM II Senior Living, Inc.
         For the years ended August 31, 1998, 1997, 1996, 1995 and 1994
                  (Dollars in thousands, except per share data)

                                                                     For the years ended August 31,
                                              1998           1997(1)         1996           1995            1994
                                              ----           -------         ----           ----            ----

Revenues                                     $ 5,065         $ 4,515        $    46        $    87         $    72

Operating income (loss)                      $ 2,907         $ 2,184        $  (587)       $  (877)        $  (769)

Equity in income from properties
  securing mortgage loans                         --              --        $ 2,674        $ 2,308         $ 1,957

Net income                                   $ 2,907         $ 2,184        $ 2,087        $ 1,431         $ 1,188
                                             =======         =======        =======        =======         =======

Earnings per
  share of common stock                      $  0.56         $  0.42        $  0.40        $  0.27         $  0.23
                                             =======         =======        =======        =======         =======

Cash dividends paid
  per share of common stock                  $  0.73         $  0.61        $  0.50        $  0.43         $  0.40
                                             =======         =======        =======        =======         =======

Total assets                                 $32,383         $33,355        $33,973        $35,052         $35,382

Shares outstanding                         5,181,236       5,181,236      5,181,236      5,181,236       5,181,236

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

                           ILM II SENIOR LIVING, INC.


Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Liquidity and Capital Resources

         The Company offered shares of its common stock to the public from September 12, 1990 to May 10, 1991 pursuant to a Registration Statement filed under the Securities Act of 1933. Capital contributions of $51,812,356 were received by the Company (including $200,000 contributed by PaineWebber) and, after deducting selling expenses and offering costs and allowing for adequate cash reserves, approximately $42.9 million was available to be invested in participating first mortgage loans secured by Senior Housing Facilities. The Company originally invested the net proceeds of the initial public offering in six participating mortgage loans secured by Senior Housing Facilities located in five different states. All of the loans made by the Company were originally with AHC. As previously reported, AHC defaulted on the regularly scheduled mortgage loan payments due to the Company on March 1, 1993. Its parent company, Angeles, subsequently filed for bankruptcy. In fiscal 1994, a Settlement Agreement was executed whereby ownership of the properties was transferred from AHC to certain designated affiliates of the Company which were only majority owned by the Company. Subsequently, these affiliates were merged into ILM II Holding which is majority owned by the Company. ILM II Holding holds title to the six Senior Housing Facilities which comprise the balance of operating investment properties in the accompanying consolidated balance sheets, subject to certain mortgage loans payable to the Company. Such mortgage loans and the related interest expense are eliminated in consolidation. As part of the fiscal 1994 Settlement Agreement with AHC, ILM II Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of the Agreement. As discussed further below, the Agreement with AHC was terminated in July 1996.

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

         The master lease agreement, which commenced on September 1, 1995, is between the Company's consolidated affiliate, ILM II Holding, as owner of the properties and lessor, and Lease II as lessee. The master lease is a "triple-net" lease whereby the lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as the lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, which expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara property), Lease II is obligated to pay annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount $4,035,600. Beginning in January 1997 and for the remainder of the lease term, Lease II is also obligated to pay variable rent for each Senior Housing Facility. Such variable rent is payable quarterly and equals 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rental income related to fiscal year 1998 and 1997 was $984,000 and $412,000, respectively.

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

                           ILM II SENIOR LIVING, INC.


Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (continued)
-------------------------

         The Company completed its restructuring plans by converting ILM II Holding to a REIT for tax purposes. In connection with these plans, on November 21, 1996, the Company requested that PaineWebber sell all of the stock held in ILM II Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM II Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM II Holding was completed at an agreed upon fair value of $40,000. With this transfer completed, effective January 23, 1997 ILM II Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of non-voting, 8% cumulative preferred stock issued to the Company. The number of authorized shares of preferred stock and common stock in ILM II Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock will accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. Since ILM II Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. The Company recorded the contribution of the Preferred Stock in ILM II Holding to the charitable organizations at the amount of the initial liquidation preference of $111,000. Such amount is included in general and administrative expenses in the accompanying consolidated statement of income for the year ended August 31, 1997. Cumulative dividends accrued as of August 31, 1998 on the Preferred Stock in ILM II Holding totaled $14,000.

         Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM II Holding to a REIT would not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the properties were to be held for a period of at least ten years from the date of the conversion of ILM II Holding to a REIT. However, since the end of the Company's original anticipated holding period as defined in the Articles of Incorporation is December 31, 2001, the properties may not be held for an additional ten years. Based on management's current estimate of the increase in the values of the Senior Housing Facilities which occurred between April 1994 and January 1996, as supported by independent appraisals, a sale of the Senior Housing Facilities within ten years of the date of the conversion of ILM II Holding to a REIT could result in a built-in gain tax of as much as $2.3 million. To avoid this built-in gain tax, the Directors are prepared at the appropriate time to recommend to the Shareholders an amendment to the Articles of Incorporation to extend the Company's scheduled liquidation date.

         The Company and Lease II are continuing to review various strategic alternatives to maximize shareholder value and liquidity and have engaged professional financial and legal advisors to formulate and present plans and proposals for consideration by the Board. Although no definitive plans, arrangements or understandings have been agreed to at this time, the Company is actively reviewing the feasibility of a variety of financial transactions and proposals, including the reorganization of the ownership of the Senior Housing Facilities, business combinations and the sale of the Company by means of cash and or stock-for-stock merger. There can be no assurance that any definitive transaction will be formulated, agreed to or consummated.

                           ILM II SENIOR LIVING, INC.


Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (continued)
-------------------------

         ILM II Holding has acquired the respective operating properties subject to, and assumed the obligations under, the mortgage loans payable to the Company, pursuant to the 1997 Settlement Agreement with AHC. The principal balance of each loan was modified to reflect the estimated fair value of the related operating property as of the date of the transfer of ownership. The modified loans require interest-only payments on a monthly basis at a rate of 7% from April 1, 1994 through December 1, 1994, 9% for the period from January 1 through December 31, 1995, 11% for the period January 1 through December 31, 1996, 12% for the period January 1 through December 31, 1997, 13% for the period January 1 through December 31, 1998, 13.5% for the period January 1, 1999 through December 31, 1999 and 14% for the period January 1, 2000 through maturity. Since ILM II Holding is consolidated with the Company in the accompanying consolidated financial statements for fiscal year 1998 and 1997, the mortgage loans and related interest expense have been eliminated in consolidation.

         Because the ownership of the assets of ILM II Holding was expected to be transferred to the Company or its wholly-owned subsidiary, ILM II Holding was capitalized with funds to provide it with working capital only for a limited period of time. At the present time, ILM II Holding is not expected to have sufficient cash flow during fiscal 1999 to (i) meet its obligations to make the debt service payments due under the loans and (ii) pay for capital improvements and structural repairs in accordance with the terms of the master lease. Although ILM II Holding is not expected to fully fund its scheduled debt service payments to the Company, the current values of the Senior Housing Facilities are well in excess of the mortgage principal amounts plus accrued interest at August 31, 1998. As a result, the Company is expected to recover the full amount that would be due under the loans upon the sale of the Facilities.

         Lease II retained Capital to be the new property manager of its Senior Housing Facilities pursuant to a Management Agreement which commenced on July 29, 1996. Lawrence A. Cohen, who, through July 28, 1998 served as President, Chief Executive Officer and Director of the Company and a Director of Lease II, has also served as Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital, since November 1996. As a result, through July 28, 1998, Capital was considered a related party. Under the terms of the Management Agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital is also eligible to earn an incentive management fee equal to 25% of the amount by which the average monthly net cash flow of the Senior Housing Facilities, as defined, for the twelve-month period ending on the last day of each calendar month during the term of the Management Agreement exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount will be increased annually based on the percentage increase in the Consumer Price Index as well as 15% of Facility expansion costs. The Company has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement.

         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against an affiliate of Capital, the new property manager; Lawrence A. Cohen, who, through July 28, 1998, was President, Chief Executive Officer, and Director of the Company; and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by Lease I and Lease II on behalf of Mr. Cohen totaled $227,000 as of August 31, 1998. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the Boards of Directors of Lease I and Lease II voted to increase the maximum amount of the advance to Capital to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California litigation. On February 2, 1998, the amount to be advanced was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000. At August 31, 1998, the amount of legal

                           ILM II SENIOR LIVING, INC.


Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (continued)
-------------------------

fees either advanced to Capital or accrued on the financial statements of Lease I and Lease II totaled approximately $519,000, although the final amount to be reimbursed to Capital has not yet been determined.

         The six properties in which the Company has invested averaged 96% occupancy for the year ended August 31, 1998. The City of Stockton has announced plans to build a railroad underpass on the street located immediately adjacent to Rio Las Palmas in Stockton, California. The City plans to use a portion of the Rio Las Palmas property for a temporary bypass during the expected 18-month construction process. Although this road construction would not directly affect facility operations, it would eliminate several parking spaces and would result in increased noise and traffic during the construction period while the traffic is re-routed closer to the facility. Negotiations with the City are currently underway to minimize any disruption to the operations of Rio Las Palmas and to secure a settlement that will pay for any damages.

         The Company's net operating cash flow is expected to be relatively stable and predictable due to the master lease structure. The annual base rental payments owed to ILM II Holding are $4,035,600 and will remain at that level for the remainder of the lease term. In addition, the Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation, as discussed further above, which became effective in January 1997. Accordingly, ILM II Holding received variable rent payments in fiscal 1998 and 1997 in the amounts of $984,000 and $412,000, respectively. As a result of the status of the Company's net operating cash flow under the current master lease arrangement, the Company increased its quarterly dividend payment from $.1625 per share to $.1875 per share effective with the dividend paid in January 1998 for the quarter ended November 30, 1997. Subsequent to fiscal year end, the Company increased its quarterly dividend payment to $0.2125 per share effective with the dividend paid on October 15, 1998, for the quarter ended August 31, 1998. As noted above, ILM II Holding, as lessor, is responsible for major capital improvements and structural repairs to the Senior Housing Facilities.

         The Company and Lease II have been pursuing the potential for future expansion of several of the facilities which are located in areas that have particularly strong markets for senior housing. Potential expansion candidates include the facilities located in Omaha, Nebraska; St. Louis County, Missouri; and Fort Myers, Florida. As part of this expansion program, approximately one acre of land located adjacent to the Omaha facility was acquired in the first quarter of fiscal year 1998 for approximately $135,000. During the second quarter of fiscal year 1998, a one-half acre parcel of vacant land adjacent to the Stockton facility was purchased for approximately $136,000. Also included in Land on the accompanying consolidated balance sheet are significant costs incurred at existing facilities for possible future expansions. Although no expansion of the Stockton facility is being considered at this time, the additional land will provide needed parking spaces and improved access to the existing facility as well as future expansion potential. In addition, an agreement was obtained to purchase approximately six acres of land located adjacent to the St. Louis County facility for approximately $900,000. In December 1997, the Company decided not to pursue the St. Louis County expansion and allowed the agreement to expire. The Fort Myers facility includes a vacant land parcel of approximately one and one-half acres, which could accommodate an expansion of the existing facility. Preliminary feasibility evaluations have been completed for all of these potential expansions and pre-construction design and construction-cost evaluations are underway for expansions of the facilities located in Omaha and Fort Myers.

         Once the pre-construction design process is complete and projected expansion construction costs are determined, the Company will carefully evaluate the costs and benefits before proceeding with the construction of any of these expansions. Depending on the extent of any expansions deemed appropriate, such plans could result in the need for substantial capital. The Company has finalized negotiations with a major bank to provide a construction loan facility that will provide the Company with up to $8.8 million to fund the capital costs of these potential expansion programs. The construction loan facility will be secured by a first mortgage of the Company's properties and collateral assignment of the Company's leases of such properties. The loan will have a three-year term with interest accruing at a rate equal to LIBOR plus 1.10% or Prime plus 0.5%. The loan term could be extended for an additional two years beyond its maturity date with monthly payments of principal and interest on a 25-year amortization schedule.

                           ILM II SENIOR LIVING, INC.


Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (continued)
-------------------------

         At August 31, 1998, the Company had cash and cash equivalents of $1,896,000. Such amounts will be used for the working capital requirements of the Company, along with the possible investment in the properties owned by the Company's consolidated affiliate for certain capital improvements, and for dividends to the Shareholders. Future capital improvements could be financed from operations or through borrowings, depending on the magnitude of the improvements, the availability of financing and the Company's incremental borrowing rate. The source of future liquidity and dividends to the Shareholders is expected to be through master lease payments from Lease II, interest income earned on invested cash reserves and proceeds from the future sales of the underlying operating investment properties. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis. The Company generally will be obligated to distribute annually at least 95% of its taxable income to its Shareholders in order to continue to qualify as a REIT under the Internal Revenue Code.

         While the Company has potential liabilities pending due to ongoing litigation against the Company, the eventual outcome of this litigation cannot presently be determined. The Company will vigorously defend against all claims made against it and, at this time, it is not certain that the Company will have ultimate responsibility for any such claims.

         The Company relies upon PC-based systems and does not expect to incur material costs to transition to Year 2000 compliant systems in its internal operations. The Company does not expect this project to have a significant effect on operations. The Company will continue to implement systems and all new investments are expected to be with Year 2000 compliant software.

Results of Operations

1998 Compared to 1997
---------------------

         Net income increased $723,000 for fiscal year 1998 compared to fiscal year 1997. Total revenue was $5,065,000 representing an increase in revenue of $550,000 when compared to the prior fiscal year. Rental and other income increased by $572,000 from $4,416,000 in fiscal year 1997 to $4,988,000 in fiscal year 1998 as a result of increased rental income earned pursuant to the terms of the master lease agreement. Interest income decreased $22,000 as a result of a decrease in the average balances of cash and cash equivalents in fiscal year 1998 versus fiscal year 1997. Total expenses decreased $173,000 when compared to 1997. General and administrative expenses decreased $341,000 due, in part, to reimbursable costs and ILM II Holding restructuring costs of the prior year. This decrease in expenses in fiscal year 1998 was offset by a $232,000 increase in professional fees associated with restructuring advice provided by the independent investment banking firm and increased legal fees as well as a $29,000 increase in Director's compensation as a result of more frequent Board of Directors meetings.

1997 Compared to 1996
---------------------

         Net income increased by $97,000 for fiscal year 1997 when compared to fiscal year 1996. Revenue increased by $4,469,000 of which $4,416,000 was due to the consolidation of ILM II Holding in fiscal year 1997 including an improvement in master lease rentals of $412,000 from the property leases owing to improved overall occupancies and revenues of the lessee. Interest income increased $53,000 as a result of an increase in the average balances of cash and cash equivalents in fiscal year 1997 versus fiscal year 1996. General and administrative and professional fee expenses increased $392,000 of which $242,000 of the increase was due, in part, to expenses associated with purchasing the remaining controlling interest in ILM II Holding, increased expenses associated with higher legal expenses and the expense of restructuring cost studies carried out by the independent investment banking firm. The remaining $151,000 increase in general and administrative and professional fee expenses is due to the consolidation of ILM II Holding in fiscal year 1997 which includes $116,000 associated with the charitable contribution of ILM II Holding's Preferred Stock. Director's compensation also increased in the current year by $58,000, due to an increase in the number of Directors and meetings. Depreciation and amortization expense

                           ILM II SENIOR LIVING, INC.


Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (continued)
-------------------------

increased $1,275,000 due to the consolidation of ILM II Holding in fiscal year 1997. Equity in income of properties securing mortgage loans decreased by $2,674,000 as a result of the consolidation of ILM II Holding in fiscal year 1997.

Inflation
---------

         The Company completed its seventh full year of operations in fiscal 1998. The effects of inflation and changes in prices on the Company's operating results to date have not been significant.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

         The consolidated financial statements and supplementary data are included under Item 14 of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

         None.

                           ILM II SENIOR LIVING, INC.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

         There are currently three Directors of the Company. The Directors are subject to removal by the vote of the holders of a majority of the outstanding shares. The directors are responsible for the general policies of the Company, but they are not required to personally conduct the business of the Company in their capacities as Directors.

         (a) and (b) The names and ages of the Directors and Executive Officers of the Company during fiscal 1998 are as follows:

         Name                             Office                                  Age              Dates of Office
         ----                             ------                                  ---              ---------------

         J. William Sharman, Jr.          President and Director                  58               6/9/89 **-present
         Jeffry R. Dwyer                  Secretary and Director                  52               6/9/89*-present
         Carl J. Schramm                  Director                                52               12/5/96-present

         Lawrence A. Cohen                President, CEO and Director             45               5/15/91-7/28/98
         Julien G. Redele                 Director                                63               12/5/96-7/28/98

          * The date of incorporation of the Company.
          ** The date of incorporation of the Company as Director; July 28, 1998 as President.

         (c) There is no family relationship among any of the Directors or Officers. All of the Directors and Officers of the Company have been elected to serve until the Company's next annual meeting.

         (d) The business experience of each of the Directors and Executive Officers of the Company is as follows:

         J. William Sharman, Jr. has served as a Director of the Company since its inception in 1990 and and was appointed President, succeeding Mr. Cohen, on July 28, 1998. Mr. Sharman is the Chairman of the Board and Chief Executive Officer of Lancaster Hotels and Resorts, Inc., a hotel management company. Mr. Sharman served for ten years as Chairman of the Board and President of The Lancaster Group, Inc., a real estate development firm based in Houston, Texas, which is the predecessor of Lancaster Hotel Management, L.C. and Bayou Equities, Inc. Mr. Sharman serves as a Director of Small Luxury Hotels, Ltd. of the United Kingdom, an international hotel marketing and reservations firm, and also serves on the Board of Trustees of St. Edwards University in Austin, Texas. Mr. Sharman also presently serves as a President and Director of ILM I, and Director of Lease I and Lease II. He has a Bachelor of Science degree from the University of Notre Dame.

         Jeffry R. Dwyer has served as Secretary and a Director of the Company since its inception in 1990. Mr. Dwyer has been a shareholder of the law firm of Greenberg Traurig since June 1997. In May 1997, Greenberg Traurig began acting as Counsel to the Company and its affiliates. From 1993 to 1997, Mr. Dwyer was a partner with the law firm of Akin, Gump, Strauss, Hauer & Feld in the District of Columbia. Prior to joining Akin, Gump, Strauss, Hauer & Feld, Mr. Dwyer was a partner with the law firm of Morrison & Foerster from 1989 to 1993. Mr. Dwyer also presently serves as Secretary and a Director of ILM I, Lease I and Lease
II. Mr. Dwyer has written several law review articles and a major treatise on real estate financing and has taught Real Estate Planning as an Adjunct Professor at the Georgetown University Law Center. Mr. Dwyer graduated from Georgetown University and received his law degree from the Georgetown University Law Center.


                                      III-1

                           ILM II SENIOR LIVING, INC.

-----------------------------------------------------------------------

         Carl J. Schramm was appointed to fill a newly created seat on the Company's Board of Directors as of December 5, 1996. Mr. Schramm is President of Greenspring Advisors, Inc., a consulting and investment advisory firm serving clients in the managed care, health insurance and health information industries. From 1993 to 1995, Mr. Schramm served as Executive Vice President of Fortis, Inc., a diversified insurance and financial services company. From 1987 through 1992, Mr. Schramm was President of the Health Insurance Association of America, the national trade association of commercial health underwriters. Mr. Schramm currently serves on the boards of HCIA, Inc., the Rochdale Insurance Group, Health Process Management and Post Acute Care, L.L.C. Mr. Schramm holds a Ph.D. in Economics from the University of Wisconsin and received his J.D. from Georgetown University. Mr. Schramm also presently serves as a Director of ILM I.

         Lawrence A. Cohen served as President, Chief Executive Officer and Director of the Company from 1991 until July 28, 1998. In November 1996, he also became Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital, which is the company that was contracted by Lease II in July 1996 to perform property management services for the Senior Housing Facilities in which the Company has invested. Mr. Cohen was President and Chief Executive Officer of PaineWebber Properties Incorporated until August 1996. Mr. Cohen joined PaineWebber in January 1989 as its Executive Vice President and Director of Marketing and Sales. Mr. Cohen had also been a Director of Lease I and Lease II and President, Chief Executive Officer and Director of ILM I until July 28, 1998. Mr. Cohen received his LL.M. (in Taxation) from New York University School of Law and his J.D. degree from St. John's University School of Law. Mr. Cohen received his B.B.A. degree in accounting from George Washington University. He is a member of the New York Bar and is a Certified Public Accountant.

         Julien G. Redele was a Director of the Company until July 28, 1998. He had been appointed to fill a newly created seat on the Company's Board of Directors as of December 5, 1996. Mr. Redele is one of the original founders of SFRE, Inc., a Dutch-owned real estate investment and development firm which has served since 1963 as advisor to Dutch institutional, corporate and individual investors active in the United States. Mr. Redele serves as a Director of the Island Preservation Partnership. Mr. Redele attended Westersingel Business School, Rotterdam, where he studied economics, law and finance. Mr. Redele now serves as President and Director of Lease I and Lease II and as Vice President and Director of ILM Holding and ILM II Holding.

         (e) None of the current Directors and Officers were involved in legal proceedings which are material to an evaluation of his or her ability or integrity as a Director or Officer except for the Feldman litigation described in Item 3.

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

         Based solely on its review of the copies of such forms received by it, the Company believes that, during the year ended August 31, 1998, there was compliance with all filing requirements applicable to its officers and directors and ten-percent beneficial holders.

Item 11. Executive Compensation
-------------------------------

         The Company's Directors each receive an annual fee of $12,000 (except for J. William Sharman, Jr., President and Director, who receives $27,000) plus $500 for attending each Board of Directors meeting and reimbursement for expenses incurred in attending meetings and as a result of other work performed for the Company. Officers of the Company are not compensated. Jeffry R. Dwyer is a shareholder of and receives compensation from Greenberg Traurig, which acts as Counsel to the Company and its affiliates. The former officers of the Company who were also officers of PaineWebber received compensation from PaineWebber which


                                      III-2

                           ILM II SENIOR LIVING, INC.

-------------------------------------------

indirectly related to services to the Company because the Company was required to pay certain fees to PaineWebber as described in Item 13. When PaineWebber resigned as advisor to the Companies, the former officers resigned effective the same date, therefore no services were provided by such persons subsequent to June 18, 1997. Lawrence A. Cohen, who was President, Chief Executive Officer and a Director of the Company until July 28, 1998, also received compensation from Capital Senior Living Corporation, an affiliate of Capital, a related party.
 .
Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

         (a) As of the date hereof, no person of record owns or is known by the Registrant to own beneficially more than five percent of the outstanding shares of common stock of the Company.

         (b) The Directors and Officers of the Company do not have any direct or indirect ownership of shares of the Company's common stock as of the date

         (c) There exists no arrangement, known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

         Subject to the supervision of the Company's Board of Directors, assistance with the management of the business of the Company was provided by PaineWebber.

         PaineWebber received fees and compensation determined on a agreed-upon basis, in consideration of various services performed in connection with the sale of the shares, the management of the Company and the acquisition, management and disposition of the Company's investments. The type of compensation to be paid by the Company to PaineWebber under the terms of the advisory agreement was as follows.

     (i) Under the former advisory agreement, PaineWebber had specific management responsibilities; to perform day-to-day operations of the Company and to act as the investment advisor and consultant for the Company in connection with general policy and investment decisions. PaineWebber received an annual base fee and an incentive fee of 0.25% and 0.25%, respectively, of the capital contributions of the Company, as defined, as compensation for such services. Incentive Fees are subordinated to Shareholders' receipt of distributions of net cash sufficient to provide a return equal to 10% per annum. PaineWebber earned base management fees totaling $0, $103,000 and $130,000 for the years ended August 31, 1998, 1997 and 1996, respectively. Payment of incentive management fees was suspended effective April 15, 1993 in conjunction with a reduction in the Company's quarterly dividend payments.

    (ii) For its services in finding and recommending investments, PaineWebber received mortgage placement fees equal to 2% of the capital contributions. Mortgage placement fees of approximately $1,000,000 were earned by PaineWebber during the Company's investment acquisition period. Such fees have been capitalized and are included in the cost of the operating investment properties on the accompanying consolidated balance sheet.

   (iii) For its administrative services with respect to all loans, PaineWebber received loan servicing fees equal to 1% of capital contributions. Loan servicing fees totaling $425,141 were earned by PaineWebber during the Company's investment acquisition period. Such fees have been capitalized and are included in the cost of the operating investment properties on the accompanying consolidated balance sheet.


                                      III-3

                           ILM II SENIOR LIVING, INC.

-------------------------------------------------------------------

    (iv) In connection with the construction of Senior Housing Facilities, PaineWebber received a fee, paid directly by AHC, equal to 1% of the principal amount of each construction loan for administering construction loans made by the Company. Such fees received by PaineWebber totaled $431,000 during the Company's investment acquisition period.

    (v) Under the former advisory agreement, PaineWebber was entitled to receive 1% of disposition proceeds, as defined, until the shareholders received dividends of net cash equal to their adjusted capital investments, as defined, plus a 12% non-compounded annual return on their adjusted capital investments; all disposition proceeds thereafter until PaineWebber received an aggregate of 5% of disposition proceeds; and, thereafter, 5% of disposition proceeds.

         PaineWebber was reimbursed for their direct expenses relating to the offering of shares, the administration of the Company and the acquisition and operations of the Company's real estate investments. Included in general and administrative expenses on the accompanying statements of income for the years ended August 31, 1998, 1997 and 1996 is $0, $118,000 and $107,000, respectively, representing reimbursements to PaineWebber for providing certain financial, accounting and investor communication services to the Company.

         Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") provided cash management services with respect to the Company's cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned $0, $5,000 and $6,000 (included in general and administrative expenses) for managing the Company's cash assets during fiscal 1998, 1997 and 1996, respectively.

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

         Lease II has retained Capital to be the property manager of the Senior Housing Facilities, and the Company has guaranteed the payment of all fees due to Capital under the terms of the management agreement which commenced on July 29, 1996. Lawrence A. Cohen, who, through July 28, 1998, served as President, Chief Executive Officer and Director of the Company and a Director of Lease I, has also served as Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital, since November 1996. As a result, through July 28, 1998, Capital was considered a related party. Capital earned property management fees from Lease II of $899,000 and $707,000 for the years ended August 31, 1998 and 1997, respectively.

         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against an affiliate of Capital, the new property manager; Lawrence A. Cohen, who, through July 28, 1998, was President, Chief Executive Officer, and Director of the Company; and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by Lease I and Lease II on behalf of Mr. Cohen totaled $227,000 as of August 31, 1998. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the Boards of Directors of Lease I and Lease II voted to increase the maximum amount of the advance to Capital to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California litigation. On February 2, 1998, the amount to be advanced was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such


                                      III-4

                           ILM II SENIOR LIVING, INC.

-------------------------------------------------------------------

legal fees and costs incurred by Capital thereafter, not to exceed $500,000. At August 31, 1998, the amount of legal fees either advanced to Capital or accrued on the financial statements of Lease I and Lease II totaled approximately $519,000, although the final amount to be reimbursed to Capital has not yet been determined.

         On September 18, 1997, Lease II entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansion of several of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. The Company will reimburse Lease II for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the years ended August 31, 1998 and 1997, Capital Senior Development, Inc. earned fees from the Company of $73,000 and $0, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

         Jeffry R. Dwyer, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, which began acting as Counsel to the Company and its affiliates in late fiscal year 1997. Greenberg Traurig earned fees from the Company of $233,000 and $57,000 for the years ended August 31, 1998 and 1997, respectively.


                                      III-5

                           ILM II SENIOR LIVING, INC.


                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

         (a)  The following documents are filed as part of this report:

              (1) and (2) Financial Statements and Schedules:

                          The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Financial Statements and Financial Statement Schedules at page F-1.

              (3)         Exhibits:
                          ---------

                          The exhibits listed on the accompanying index to exhibits at page IV-3 are filed as part of this Report.

         (b) The Company filed a Current Report on Form 8-K dated August 21, 1998 reporting the Company's settlement of the AHC litigation.

              On June 4, 1998, an unsolicited tender offer was filed on Schedule 14D-1 to purchase up to 700,000 outstanding shares of the Company's common stock representing approximately 9.3% of the outstanding shares.

              On June 17, 1998, the Company filed a response to the unsolicited tender offer on Schedule 14D-9 which response was amended on July 7, 1998 stating that the Company's Board of Directors unanimously concluded that the offer is inadequate and not in the best interests of the Company and its shareholders.

              The Company filed a Current Report on Form 8-K dated August 14, 1997 reporting the Company's name change.

         (c)  Exhibits:

                          See (a)(3) above.

         (d)  Financial Statement Schedules:

                          The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Financial Statements and Financial Statement Schedules at page F-1.

                           ILM II SENIOR LIVING, INC.


                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ILM II Senior Living, Inc.


                                            By:  /s/ J. William Sharman, Jr.
                                                 -------------------------------
                                                 J. William Sharman, Jr.
                                                 President




Dated:  December 28, 1998
      ---------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacity and on the dates indicated.




By: /s/ J. William Sharman, Jr.                       Date: December 28, 1998
    ------------------------------                    --------------------------
    J. William Sharman, Jr.
    Director



By: /s/ Jeffry R. Dwyer                               Date: December 24, 1998
    ------------------------------                    --------------------------
    Jeffry R. Dwyer
    Director



By: /s/ Carl J. Schramm                               Date: January 3, 1999
    ------------------------------                    --------------------------
    Carl J. Schramm
    Director

                           ILM II SENIOR LIVING, INC.


                           ANNUAL REPORT ON FORM 10-K
                                  Item 14(a)(3)

                           ILM II SENIOR LIVING, INC.


                                INDEX TO EXHIBITS

                                                                           Page Number in the Report or
Exhibit No.                   Description of Document                      Other Reference
-------------                 -----------------------------------------    --------------------------------------

(3) and (4)                   Prospectus of the Registrant dated           Filed with the Commission pursuant to
                              August 8, 1990, as supplemented, with        Rule 424(c) and incorporated herein
                              particular reference to the Restated         by reference.
                              Certificate and Agreement of Limited
                              Partnership.

(10)                          Material contracts previously filed as       Filed with the Commission pursuant to
                              exhibits to registration statements and      Section 13 or 15(d) of the Securities
                              amendments thereto of the registrant         Exchange Act of 1934 and incorporated
                              together with all such contracts filed       herein by reference.
                              as exhibits of previously filed Forms 8-K
                              and Forms 10-K are hereby incorporated
                              herein by reference.

                              Contracts regarding retention by ILM II      Filed as Exhibits 1 and 2 to the
                              Lease Corporation of Capital Senior          Current Report on Form 8-K dated
                              Management 2, Inc., as property manager.     July 18, 1996 and incorporated herein
                                                                           by reference.

(13)                          Annual Reports to Stockholders               No Annual Report for the year ended
                                                                           August 31, 1998 has been sent to the
                                                                           Stockholders. An Annual Report will
                                                                           be sent to the Stockholders subsequent
                                                                           to this filing.

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

                           ILM II SENIOR LIVING, INC.


                           ANNUAL REPORT ON FORM 10-K
                         Item 14(a)(1) and (2) and 14(d)

                           ILM II SENIOR LIVING, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                Reference
                                                                                                ---------

ILM II Senior Living, Inc.:

    Report of Independent Auditors                                                                  F-2

    Consolidated Balance Sheets as of August 31, 1998 and 1997                                      F-3

    Consolidated Statements of Income for the years ended August 31, 1998,
      1997 and 1996                                                                                 F-4

    Consolidated Statements of Changes in Shareholders' Equity for the years ended
      August 31, 1998, 1997 and 1996                                                                F-5

    Consolidated Statements of Cash Flows for the years ended August 31, 1998,
      1997 and 1996                                                                                 F-6

    Notes to Consolidated Financial Statements                                                      F-7

ILM II Holding, Inc.:

    Report of Independent Auditors                                                                 F-20

    Balance Sheet as of August 31, 1996                                                            F-21

    Statements of Operations for the year ended August 31, 1996                                    F-22

    Statements of Changes in Shareholders' Equity (Deficit)
      for the year ended August 31, 1996                                                           F-23

    Statements of Cash Flows for the year ended August 31, 1996                                    F-24

    Notes to Financial Statements                                                                  F-25

Schedule:

    Schedule III - Real Estate and Accumulated Depreciation                                        F-33

         Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Shareholders of
ILM II Senior Living, Inc.

         We have audited the accompanying consolidated balance sheets of ILM II Senior Living, Inc. and subsidiary, as of August 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended August 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ILM II Senior Living, Inc. and subsidiary, at August 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                      ERNST & YOUNG LLP




Dallas, Texas
October 13, 1998

                           ILM II SENIOR LIVING, INC.

                           CONSOLIDATED BALANCE SHEETS
                            August 31, 1998 and 1997
                  (Dollars in thousands, except per share data)

                                     ASSETS
                                     ------

                                                                                         1998                 1997
                                                                                      ----------           ----------

Operating investment properties, at cost:
  Land                                                                                $  5,518             $  5,030
  Building and improvements                                                             27,726               27,726
  Furniture, fixtures and equipment                                                      3,815                3,765
                                                                                      ----------           ----------
                                                                                        37,059               36,521
  Less: accumulated depreciation                                                       (7,599)              (6,457)
                                                                                      ----------           ----------
                                                                                        29,460               30,064

Real estate investments:
  Unamortized mortgage fees                                                              1,425                1,425
  Less: accumulated amortization                                                          (966)                (823)
                                                                                      ----------           ----------
                                                                                           459                  602

Loan origination fees, net                                                                  72                   --

Cash and cash equivalents                                                                1,896                2,361
Accounts receivable - related party                                                        273                  151
Prepaid expenses and other assets                                                          154                   77
Deferred rent receivable                                                                    69                  100
                                                                                      ----------           ----------
                                                                                      $ 32,383             $ 33,355
                                                                                      ==========           ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable and accrued expenses                                                 $    220             $    147
Accounts payable - related party                                                            --                  205
                                                                                      ----------           ----------
                                                                                           220                  352


Preferred shareholders'
  minority interest in consolidated subsidiary                                             125                  116
                                                                                      ----------           ----------
          Total liabilities                                                                345                  468

Commitments and contingencies

Shareholders' equity:
  Common stock, $0.01 par value, 12,500,000 shares authorized,
    5,181,236 shares issued and outstanding                                                 52                   52
  Additional paid-in capital                                                            44,823               44,823
  Accumulated deficit                                                                  (12,837)             (11,988)
                                                                                      ----------           ----------
         Total shareholders' equity                                                     32,038               32,887
                                                                                      ----------           ----------
                                                                                      $ 32,383             $ 33,355
                                                                                      ==========           ==========


                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
              For the years ended August 31, 1998, 1997, and 1996
                  (Dollars in thousands, except per share data)

                                                                         1998               1997                1996
                                                                       --------           --------            --------

Revenues:
  Rental and other income                                               $4,988             $4,416              $   --
  Interest income earned on cash equivalents                                77                 99                  46
                                                                        ------             ------              ------
                                                                         5,065              4,515                  46

Expenses:
  Depreciation                                                           1,142              1,132                  --
  Amortization                                                             143                143
  Management fees                                                           --                103                 130
  General and administrative                                               222                563                 246
  Professional fees                                                        540                308                 233
  Director compensation                                                    111                 82                  24
                                                                        ------             ------              ------
                                                                         2,158              2,331                 633
                                                                        ------             ------              ------

Operating income (loss)                                                  2,907              2,184                (587)

Equity in income of properties securing mortgage loans                      --                 --               2,674
                                                                        ------             ------              ------

Net income                                                              $2,907             $2,184              $2,087
                                                                        ======             ======              ======

Earnings per share of common stock                                      $ 0.56             $ 0.42              $ 0.40
                                                                        ======             ======              ======

Cash dividends paid per share of common stock                           $ 0.73             $ 0.61              $ 0.50
                                                                        ======             ======              ======


     The above earnings and cash dividends paid per share of common stock are based upon the 5,181,236 shares outstanding during the year.


                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               For the years ended August 31, 1998, 1997 and 1996
                  (Dollars in thousands, except per share data)

                                              Common Stock
                                             $.01 Par Value                  Additional
                                             --------------                   Paid-in           Accumulated
                                         Shares            Amount             Capital             Deficit              Total
                                         ------            ------             -------             -------              -----

Shareholders' equity at
August 31, 1995                         5,181,236               $52            $44,823            $ (9,995)           $34,880

Cash dividends paid                            --                --                 --              (2,591)           (2,591)

Distribution of stock in ILM II                --
Lease Corporation                                                --                 --                (500)             (500)

Net income                                     --                --                 --               2,087              2,087
                                        ---------               ---            -------            --------            -------

Shareholders' equity at
August 31, 1996                         5,181,236                52             44,823             (10,999)            33,876

Cash dividends paid                            --                --                 --              (3,173)           (3,173)

Net income                                     --                --                 --               2,184              2,184
                                        ---------               ---            -------            --------            -------

Shareholders' equity at
August 31, 1997                         5,181,236                52             44,823             (11,988)            32,887

Cash dividends paid                            --                --                 --              (3,756)            (3,756)

Net income                                     --                --                 --               2,907              2,907
                                        ---------               ---            -------            --------            -------

Shareholders' equity at
August 31, 1998                         5,181,236               $52            $44,823            $(12,837)           $32,038
                                        =========               ===            =======            =========           =======


                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended August 31, 1998, 1997, and 1996
                                 (In thousands)

                                                                   1998              1997            1996
                                                               -----------       -----------      -----------

Cash flows from operating activities:
  Net income                                                     $ 2,907           $ 2,184          $ 2,087
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Equity in income of properties securing mortgage
        loans                                                         --                --           (2,674)
      Depreciation and amortization                                1,285             1,275               --
      Charitable contribution of subsidiary's
        preferred stock and accrued dividends                          9               116               --
      Changes in assets and liabilities:
        Interest and other receivables                                --               178             (318)
        Accounts receivable - related party                         (122)               74              156
        Prepaid expenses and other assets                            (77)              (68)               7
        Deferred rent receivable                                      31                31               --
        Accounts payable - related party                            (205)              173              (25)
        Accounts payable and accrued expenses                         73                82              (50)
                                                                 -------           -------          -------
            Net cash provided by (used in) operating
              activities                                           3,901             4,045             (817)
                                                                 -------           -------          -------

Cash flows (used in) from investing activities:
  Initial investment in ILM II Lease Corporation                      --                --             (500)
  Additional fundings of construction loans                           --                --             (320)
  Contractual payments received on mortgage loans                     --                --            3,998
  ILM II Holding acquired cash balance                                --               245               --
  Additions to operating investment properties                      (538)             (205)              --
                                                                 -------           -------          -------
            Net cash (used in) provided by investing
              activities                                            (538)               40            3,178
                                                                 -------           -------          -------

Cash flows used in financing activities:
  Loan origination fees                                              (72)               --               --
  Cash dividends paid to shareholders                             (3,756)           (3,173)          (2,591)
                                                                 -------           -------          -------
            Net cash used in financing activities                 (3,828)           (3,173)          (2,591)
                                                                 -------           -------          -------

Net increase (decrease) in cash and cash equivalents                (465)              912             (230)

Cash and cash equivalents, beginning of year                       2,361             1,449            1,679
                                                                 -------           -------          -------

Cash and cash equivalents, end of year                           $ 1,896           $ 2,361          $ 1,449
                                                                 =======           =======          =======

Cash paid for state income taxes                                 $    --           $    --          $     3
                                                                 =======           =======          =======


                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.
                   Notes to Consolidated Financial Statements


1.   Nature of Operations, Restructuring, and Basis of Presentation
     --------------------------------------------------------------

              ILM II Senior Living, Inc. (the "Company), formerly PaineWebber Independent Mortgage Fund, Inc. II, was organized as a corporation on February 5, 1990 under the laws of the State of Virginia. On September 12, 1990, the Company commenced a public offering of up to 10,000,000 shares of its common stock at $10 per share, pursuant to the final prospectus, as amended, incorporated into a Registration Statement filed on Form S-11 under the Securities Act of 1933 (Registration Statement No. 33-33857), (the "Prospectus"). The public offering terminated on May 10, 1991 with a total of 5,181,236 shares issued. The Company received capital contributions of $51,812,356, of which $200,000 represented the sale of 20,000 shares to an affiliate at that time, PaineWebber Group, Inc. ("PaineWebber"). For discussion purposes, PaineWebber will refer to PaineWebber Group, Inc. and all affiliates that provided services to the Company in the past.

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

              The Company entered into an exclusivity agreement, (as amended), with AHC and its parent company, Angeles Corporation ("Angeles"), which required AHC to provide the Company with certain specific opportunities to finance senior housing facilities and set forth the terms and conditions of the loans which were made. The loan documents under the aforementioned exclusivity agreement called for interest to be paid on construction loans at the rate of 13.3% per annum during the construction period and for base interest to be paid on the permanent loans at the rate of 10.3% per annum. In addition to the base interest, additional interest was to be paid on the permanent loans in an amount equal to 10% of the gross revenues of the Senior Housing Facilities, as defined. Under the terms of the amended exclusivity agreement, additional interest was to be no less than 3% of the aggregate principal amount of all permanent loans outstanding for the entire term of the investments. In the aggregate, the properties securing loans from the Company did not generate sufficient cash flow to cover the debt service payments owed to the Company under the amended terms of the exclusivity agreement. To the extent that the properties did not generate sufficient cash flow to make the full payments due under the loan documents, the shortfall was funded by AHC through December 1992. The source of cash to make up these shortfalls was from specified deficit reserve accounts, which had been funded from the proceeds of the mortgage loans, and from contributions by Angeles.

              During the quarter ended February 28, 1993, Angeles announced that it was experiencing liquidity problems that resulted in the inability to meet its obligations. Subsequent to such announcements, AHC defaulted on the regularly scheduled mortgage loan payments due to the Company on March 1, 1993. Subsequent to March 1993, payments toward the debt service owed on the Company's loans were limited to the net cash flow of the operating investment properties. On May 3, 1993, Angeles filed for reorganization under a Chapter 11 Federal Bankruptcy petition filed in the state of California. AHC did not file for reorganization. The Company retained special counsel and held extensive discussions with AHC concerning the default status of its loans. During the fourth quarter of fiscal 1993, a non-binding settlement agreement between the Company, AHC and Angeles was reached whereby ownership of the properties would be transferred from AHC to the Company or its designated affiliates. Under the terms of the settlement agreement, the Company would release AHC and Angeles from certain obligations under the loans. On April 27, 1994, each of the properties owned by AHC and securing the loans was transferred (collectively, "the Transfers") to newly-created special purpose corporations affiliated with the Company (collectively, "the Property Companies"). The Transfers had an effective date of April 1, 1994 and were made pursuant to the settlement agreement entered into on

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)


1.   Nature of Operations, Restructuring, and Basis of Presentation (continued)
     --------------------------------------------------------------------------

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

              The Company completed its restructuring plans by converting ILM II Holding to a REIT for tax purposes. In connection with these plans, on November 21, 1996, the Company requested that PaineWebber sell all of the stock held in ILM II Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM II Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM II Holding was completed at an agreed upon fair value of $40,000. With this transfer completed, effective January 23, 1997 ILM II Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of a new class of nonvoting, 8% cumulative preferred stock issued to the Company. The number of authorized shares of preferred and common stock in ILM II Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the preferred stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The preferred stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the preferred stock will accrue at a rate of 8% per annum on the original $1,000 liquidation preference and will be cumulative from the date of issuance. Since ILM II Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. The Company recorded the contribution of the preferred stock in ILM II Holding to the charitable organizations at the amount of the initial liquidation preference of $111,000. Such amount is included in general and administrative expense on the accompanying income statement for the year ended August 31, 1997. Cumulative dividends accrued as of August 31, 1998 and 1997 on the preferred stock in ILM II Holding totaled approximately $14,000 and $5,000, respectively.

              As part of the fiscal 1994 Settlement Agreement with AHC, ILM II Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement. As discussed further in Note 5, the management agreement with AHC was terminated in July 1996. Subsequent to the effective date of the Settlement Agreement with AHC, management investigated and evaluated the available options for structuring the ownership of the properties in order to maximize the potential returns to the existing shareholders while maintaining the Company's qualification as a REIT under

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)


1.   Nature of Operations, Restructuring, and Basis of Presentation (continued)
     --------------------------------------------------------------------------

     the Internal Revenue Code (see Note 2). As discussed further in Note 4, on September 12, 1994, the Company formed a new subsidiary, ILM II Lease Corporation ("Lease II"), for the purpose of operating the Senior Housing Facilities. On September 1, 1995, after the Company received the required regulatory approval, the Company distributed all of the shares of capital stock of Lease II to the holders of record of the Company's common stock. The Senior Housing Facilities were leased to Lease II effective September 1, 1995 (see Note 4 for a description of the master lease agreement). Lease II is a public company subject to the reporting obligations of the Securities and Exchange Commission.

              At a meeting of the Company's Board of Directors on January 10, 1997, PaineWebber recommended the immediate sale of the Senior Housing Facilities held by the Company and an affiliated entity, ILM Senior Living, Inc. ("ILM I"), by means of a controlled auction to be conducted by PaineWebber with PaineWebber offering to purchase the properties for $127 million, thereby guaranteeing the shareholders a "floor" price. The Senior Housing Facilities held by the Company would represent approximately $52 million of this amount. After taxes and closing costs, net proceeds to the Company would equal approximately $48 million or approximately $9.36 per share. PaineWebber also stated that if it purchased the properties at the specified price and were then able to resell the properties at a higher price, PaineWebber would pay any "excess profits" to the Shareholders. To assist the Company in evaluating PaineWebber's proposal, a disinterested, independent investment banking firm with expertise in healthcare REITs and independent/assisted living financings was engaged by the Company and Lease II, as well as ILM I and its affiliates. Following a comprehensive analysis, the investment banking firm recommended that PaineWebber's proposal should be declined and that, instead, investigations of expansion and restructuring alternatives should be pursued. After analyzing PaineWebber's proposal and the recommendations and other information provided by the independent investment banking firm, the Boards of the Company and ILM I voted unanimously to decline PaineWebber's proposal and to explore the alternatives recommended by the independent investment banking firm. The Boards declined to seek an immediate sale of the properties because, in the Boards' view, the liquidation price would not reflect the "going concern" values of the Company and ILM I and, therefore, would not maximize Shareholder value. In addition, the Boards did not consider it advisable to liquidate the Company and ILM I on the suggested terms several years prior to their scheduled termination date.

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

              The Company and Lease II are continuing to review various strategic alternatives to maximize shareholder value and liquidity and have engaged professional financial and legal advisors to formulate and present plans and proposals for consideration by the Board. Although no definitive plans, arrangements or understandings have been agreed to at this time, the Company is actively reviewing the feasibility of a variety of financial transactions and proposals, including the reorganization of the ownership of the Senior Housing Facilities, business combinations and the sale of the Company by means of cash and or stock-for-stock merger. There can be no assurance that any definitive transaction will be formulated, agreed to or consummated.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)


2.   Use of Estimates and Summary of Significant Accounting Policies
     ---------------------------------------------------------------

              The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of August 31, 1998 and 1997 and revenues and expenses for each of the three years in the period ended August 31, 1997. Actual results could differ from the estimates and assumptions used.

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

         Effective January 10, 1997, the Company purchased the remaining common shares held by PaineWebber of ILM II Holding which provided the Company with 100% majority voting control, for $40,000 which is included in general and administrative expense for the year ended August 31, 1997. Accordingly, the accounts of ILM II Holding have been consolidated with those of the Company as though this controlling interest had been acquired at September 1, 1996. The accompanying financial statements for fiscal year 1996 account for the Company's investment in ILM II Holding using the equity method. Under the equity method, the Company's investment in ILM II Holding is carried at cost, including the face amount of the mortgage loans, adjusted for the Company's share of ILM II Holding's earnings, losses and distributions.

     B.   INCOME TAXES

         The Company has elected to qualify and to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for each taxable year of operations. As a REIT, the Company is allowed a deduction for the amount of dividends paid to its shareholders, thereby effectively subjecting the distributed net taxable income of the Company to taxation at the shareholder level only, provided it distributes at least 95% of its taxable income and meets certain other requirements for qualifying as a real estate investment trust. In connection with the settlement agreement described in Note 1, the Company, through ILM II Holding, obtained title to the properties securing its mortgage loan investments. To retain REIT status, the Company must ensure that 75% of its annual gross income is received from qualified sources. Under the original investment structure, interest income from the Company's mortgage loans was a qualified source. The properties that are now owned by an affiliate of the Company are Senior Housing Facilities that provide residents with more services, such as meals, activities, assisted living, etc., than are customary for ordinary residential apartment properties. As a result, a significant portion of the rents paid by the residents includes income for the increased level of services received by them. Consequently, the rents paid by the residents likely would not be qualified rents for REIT qualification purposes if received directly by the Company. Therefore, if the Company received such rents directly, it could lose REIT status and be taxed as a regular corporation. After extensive review, the Board of Directors determined that it would be in the best interests

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)


2.   Use of Estimates and Summary of Significant Accounting Policies (continued)
     ---------------------------------------------------------------------------

         of the shareholders for the Company to retain REIT status and master lease the properties to a shareholder-owned operating company. As discussed further in Note 4, on September 12, 1994 the Company formed a new subsidiary, Lease II, for the purpose of operating the Senior Housing Facilities. The Senior Housing Facilities were leased to Lease II effective September 1, 1995 (see Note 4 for a description of the master lease agreement).

         The assumption of ownership of the properties through ILM II Holding, which was a regular C corporation for tax purposes at the time of assumption, has resulted in a possible future tax liability which would be payable upon the ultimate sale of the properties (the "built-in gain tax"). The amount of such tax would be calculated based on the lesser of the total net gain realized from the sale transaction or the portion of the net gain realized upon a final sale which is attributable to the period during which the properties were held by a C corporation. The Company completed its restructuring plans by converting ILM II Holding to a REIT for tax purposes effective for calendar year 1996. Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM II Holding to a REIT would not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the properties were to be held for a period of at least 10 years from the date of the conversion of ILM II Holding to a REIT. However, since the end of the Company's original anticipated holding period as defined in the Articles of Incorporation is December 31, 2001, the properties might not be held for an additional 10 years. Based on management's estimate of the increase in the values of the properties which occurred between April 1994 and January 1996, as supported by independent appraisals, a sale of the Senior Housing Facilities within ten years of the date of the conversion of ILM II Holding to a REIT could result in a built-in gain tax of as much as $2.3 million. To avoid this built-in gain tax, the directors are prepared at the appropriate time to recommend to the shareholders an amendment to the Articles of Incorporation to extend the Company's scheduled liquidation date.

         The Company's consolidated subsidiary, ILM II Holding, has incurred losses for tax purposes since inception. Neither the Company nor ILM II Holding is likely to be able to use these losses to offset future tax liabilities. Accordingly, no income tax benefit is reflected in these consolidated financial statements.

         The Company reports on a calendar year basis for income tax purposes. All distributions during calendar years 1998, 1997 and 1996 were ordinary taxable dividends.

     C.  CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less.

     D.  OPERATING INVESTMENT PROPERTIES

         Operating investment properties are carried at the lower of cost, reduced by accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the owner's investment through expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its current market value, as determined on a discounted basis. None of the operating investment properties were held for sale as of August 31, 1998 or 1997. Depreciation expense is provided on a straight-line basis using an estimated useful life of 40 years for the buildings and improvements and five years for the furniture, fixtures and equipment.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)


2.   Use of Estimates and Summary of Significant Accounting Policies (continued)
     ---------------------------------------------------------------------------

         The Company reviews the carrying value of a long-lived asset if facts and circumstances suggest that it may be impaired or that the amortization period may need to be changed. The Company considers external factors relating to the long-lived asset, including occupancy trends, local market developments, changes in payments, and other publicly available information. If these external factors indicate the long-lived asset will not be recoverable, based upon undiscounted cash flows of the long-lived asset over its remaining life, the carrying value of the long-lived asset will be reduced by the estimated shortfall of discounted cash flows. The Company does not believe there are any indicators that would require an adjustment to the carrying value of its long-lived assets or their remaining useful lives as of August 31, 1998.

         Loan placement fees of $1,425,000 were incurred by the Company and are included in operating investment properties in the accompanying balance sheet. Accumulated amortization at August 31, 1998 and 1997 is $966,000 and $823,000, respectively. Loan origination fees relating to the construction loan financing (see Note 6.) will be amortized on the straight-line method.

     E.  RENTAL REVENUES

         In fiscal years 1998 and 1997, rental revenues consist of payments due from Lease II under the terms of the master lease described in Note 4. Base rental income under the master lease is recognized on a straight-line basis over the term of the lease. Deferred rent receivable on the balance sheet as of August 31, 1998 and 1997 represents the difference between rental income on a straight-line basis and rental income received under the terms of the master lease.

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

     G.  NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information all effective for fiscal 1998. Statement No. 130 requires reporting and display of comprehensive income and its components in the financial statements. Statement No. 131 requires reporting about operating segments and other disclosures about the business in its annual and interim financial statements. The Company does not believe adoption of these new Statements will have a material impact on its financial statements.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)


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

     (i) Under the advisory agreement, PaineWebber has specific management responsibilities; to perform day-to-day operations of the Company and to act as the investment advisor and consultant for the Company in connection with general policy and investment decisions. PaineWebber received an annual base fee and an incentive fee of 0.25% and 0.25%, respectively, of the capital contributions of the Company, as defined, as compensation for such services. Incentive fees are subordinated to shareholders' receipt of distributions of net cash sufficient to provide a return equal to 10% per annum. PaineWebber earned base management fees totaling $0, $103,000 and $130,000 for the years ended August 31, 1998, 1997 and 1996, respectively. Payment of incentive management fees was suspended effective April 15, 1993 in conjunction with a reduction in the Company's quarterly dividend payments.

    (ii) For its services in finding and recommending investments, PaineWebber received mortgage placement fees equal to 2% of the capital contributions. Mortgage placement fees of approximately $1,000,000 were earned by PaineWebber during the Company's investment acquisition period. Such fees have been capitalized and are included in the cost of the operating investment properties on the accompanying consolidated balance sheets.

   (iii) For its administrative services with respect to all loans, PaineWebber received, loan servicing fees equal to 1% of the loan amounts. Loan administration and due diligence fees totaling $425,000 were earned by PaineWebber during the Company's investment due diligence period. Such fees have been capitalized and are included in the cost of the operating investment properties on the accompanying consolidated balance sheets.

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

                  PaineWebber was reimbursed for its direct expenses relating to the offering of shares, the administration of the Company and the acquisition and operations of the Company's real estate investments. Included in general and administrative expenses on the accompanying statements of income for the years ended August 31, 1998, 1997 and 1996 is $0, $118,000 and $107,000, respectively, representing reimbursements to PaineWebber for providing certain financial, accounting and investor communication services to the Company.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)


3.   Related Party Transactions (continued)
     --------------------------------------

                  Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") provided cash management services with respect to the Company's cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned $0, $5,000 and $6,000 (included in general and administrative expenses) for managing the Company's cash assets during fiscal years 1998, 1997 and 1996, respectively.

                  Lease II has retained Capital Senior Management 2, Inc. ("Capital") to be the property manager of the Senior Housing Facilities and the Company has guaranteed the payment of all fees due to Capital under the terms of the management agreement which commenced on July 29, 1996. Lawrence A. Cohen, who, through July 28, 1998, served as President Chief Executive Officer and Director of the Company and a Director of Lease II, has also served as Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital, since November 1996. As a result, through July 28, 1998, Capital was considered a related party. Capital earned property management fees from Lease II of $899,000 and $707,000 for the years ended August 31, 1998 and 1997, respectively.

                  On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against an affiliate of Capital, the new property manager; Lawrence A. Cohen, who, through July 28, 1998, was President, Chief Executive Officer, and Director of the Company; and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by Lease I and Lease II on behalf of Mr. Cohen totaled $227,000 as of August 31, 1998. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the Boards of Directors of Lease I and Lease II voted to increase the maximum amount of the advance to Capital to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California litigation. On February 2, 1998, the amount to be advanced was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000. At August 31, 1998, the amount of legal fees either advanced to Capital or accrued on the financial statements of Lease I and Lease II totaled approximately $519,000, although the final amount to be reimbursed to Capital has not yet been determined.

                  On September 18, 1997, Lease II entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansion of several of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. The Company will reimburse Lease II for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the years ended August 31, 1998 and 1997, Capital Senior Development, Inc. earned fees from the Company of $73,000 and $0, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)


3.   Related Party Transactions (continued)
     --------------------------------------

              Jeffry R. Dwyer, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, which began acting as Counsel to the Company and its affiliates in late fiscal year 1997. Greenberg Traurig received fees from the Company of $224,000 and $57,000 for the years ended August 31, 1998 and 1997, respectively.

              Accounts receivable - related party at August 31, 1998 and 1997 represents amounts due from Lease II for variable rent.

              Accounts payable - related party at August 31, 1997 represents amounts owed to Lease II for property improvements made on the Company's behalf; there were no accounts payable - related party at August 31, 1998.

4.   Operating Investment Properties Subject to Master Lease
     -------------------------------------------------------

              As of August 31, 1998, the Company, through its consolidated affiliate, owned six Senior Housing Facilities. The name, location and size of the properties and the date that the Company made its initial investment in such assets are as set forth below:

                                                                   Rentable           Resident       Date of
     Name                             Location                      Units            Capacities      Investment (1)
     ----                             --------                      -----            ----------      --------------

     The Palms                        Fort Myers, FL                    205              255         7/18/90

     Crown Villa                      Omaha, NE                         73               73          4/25/91

     Overland Park Place              Overland Park, KS                 141              153         4/9/92

     Rio Las Palmas                   Stockton, CA                      164              190         5/14/92

     The Villa at Riverwood           St. Louis County, MO              120              140         5/29/92

     Villa Santa Barbara (2)          Santa Barbara, CA                 125              125         7/13/92

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

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)


4.   Operating Investment Properties Subject to Master Lease (continued)
     -------------------------------------------------------------------

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

               As discussed in Note 1, effective April 1, 1994 each Property Company acquired the respective operating property subject to, and assumed the obligations, under the mortgage loan payable to the Company, pursuant to the Settlement Agreement with AHC. The principal balance on each loan was modified to reflect the estimated fair value of the related operating property as of the date of the transfer of ownership. The modified loans require interest-only payments on a monthly basis at a rate of 7% from April 1, 1994 through December 1, 1994, 9% for the period from January 1 through December 31, 1995, 11% for the period January 1 through December 31, 1996, 12% for the period January 1 through December 31, 1997, 13% for the period January 1 through December 31, 1998, 13.5% for the period January 1, 1999 through December 31, 1999 and 14% for the period January 1, 2000 through maturity. In August 1995, each of the Property Companies was merged into ILM II Holding. As a result, ownership of the Senior Housing Facilities, as well as the obligation under the loans, is now held by ILM II Holding, and the Property Companies no longer exist as separate legal entities. Since ILM II Holding is consolidated with the Company in the accompanying financial statements for fiscal 1998 and 1997, the mortgage loans and related interest expense have been eliminated in consolidation.

     Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the existing shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, Lease II, for the purpose of operating the Senior Housing Facilities under the terms of a master lease agreement. As of August 31, 1995, Lease II, which is taxable as a regular C corporation and not as a REIT, was a wholly-owned subsidiary of the Company. On September 1, 1995, after the Company received the required regulatory approval, it distributed all of the shares of capital stock of Lease II to the holders of record of the Company's common stock. One share of common stock of Lease II was issued for each full share of the Company's common stock held. Prior to the distribution, the Company capitalized Lease II with $500,000 from its existing cash reserves, which was an amount estimated to provide Lease II with necessary working capital. The master lease agreement, which commenced on September 1, 1995, is between the Company's consolidated subsidiary, ILM II Holding, as owner of the properties and lessor, and Lease II as lessee. The lessor has the right to terminate the master lease as to any property sold by the lessor as of the date of such sale. The master lease is a "triple-net" lease whereby the lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as the lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities, which expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara Facility). During the initial term of the master lease, Lease II is obligated to pay annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount of $4,035,600 for calendar year 1996 and each subsequent year. Beginning in January 1997 and for the remainder of the lease term, Lease II is also obligated to pay variable rent for each Senior Housing Facility. Such variable rent is payable quarterly and is equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rental income related to fiscal years 1998 and 1997 was $984,000 and $412,000, respectively.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)


4.   Operating Investment Properties Subject to Master Lease (continued)
     -------------------------------------------------------------------

              Condensed balance sheets as of August 31, 1998 and 1997, and condensed statements of operations for the years ended August 31, 1998 and 1997 of Lease II are as follows:

         Assets                                                     1998              1997
                                                                  ---------         ---------
           Current assets                                          $ 1,896           $ 1,454
           Furniture, fixtures, and equipment, net                     558               416
           Other assets                                                279               256
                                                                   -------           -------
                                                                   $ 2,733           $ 2,126
                                                                   =======           =======

         Liabilities and Shareholders' Equity
           Current liabilities                                     $ 1,960           $ 1,307
           Other liabilities                                            76               100
           Shareholders' equity                                        697               719
                                                                   -------           -------
                                                                   $ 2,733           $ 2,126
                                                                   =======           =======

         Statement of Operations
           Revenues                                                $15,524           $14,433

           Operating expenses                                       15,560            14,500
           Income tax benefit                                          (14)              (27)
                                                                   -------           -------
           Net loss                                                $   (22)          $   (40)
                                                                   =======           =======

5.   Legal Proceedings and Contingencies
     -----------------------------------

     Angeles Corporation Litigation
     ------------------------------

           Angeles had guaranteed certain of the obligations of AHC under the terms of the Exclusivity Agreement described in Note 1. Under the terms of the Settlement Agreement discussed in Note 1, the Company retained a general unsecured claim against Angeles in the amount of $1,201,000 as part of the bankruptcy proceedings, but waived all other claims against Angeles, including any amounts of base and additional interest owed. In addition, the Company maintained a claim for approximately $408,000 against an affiliate of Angeles which had made a separate guaranty to the Company. On March 17, 1995, the Bankruptcy Court handling the Angeles bankruptcy proceedings approved a final settlement of the Company's outstanding claims against Angeles and its affiliates. Pursuant to the terms of this settlement, the Company received a cash payment of $1 million on April 14, 1995 in full satisfaction of the claims, which totaled approximately $1.6 million. This amount, net of certain related legal expenses, was recorded as a reduction in the carrying values of the Company's operating investment properties.

     Termination of Management Contract with AHC
     -------------------------------------------

           On July 29, 1996, Lease II and ILM II Holding ("the Companies") terminated a property management agreement with AHC covering the six Senior Housing Facilities leased by Lease II from ILM II Holding. The management agreement was terminated for cause pursuant to Sections 1.05 (a) (i), (iii) and (iv) of the agreement. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Companies alleged that AHC willfully performed actions specifically in violation of the Agreement and that such actions caused damages to the Companies. Due to the termination of the Agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)

5.   Legal Proceedings and Contingencies (continued)
     -----------------------------------------------

     the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an answer in response to the litigation initiated by the Companies and a counterclaim against ILM II Holding. The counterclaim alleged that the management agreement was wrongfully terminated for cause and requested damages which included the payment of the termination fee in the amount of $750,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, which is the earliest date that the agreement could have been terminated without cause, and recovery of attorney's fees and expenses.

              The aggregate amount of damages against all parties as requested in AHC's counterclaim exceeded $2,000,000. The Company had guaranteed the payment of the termination fee at issue in these proceedings to the extent that any termination fee is deemed payable by the court and in the event that Lease II failed to perform pursuant to its obligations under the management agreement. On June 13, 1997 and July 8, 1997, the court issued orders to enter judgment against the Company and ILM I in the amount of $1,000,000 (the "Orders"). The Orders did not contain any findings of fact or conclusions of law. On July 10, 1997, the Company, ILM I, Lease I and Lease II filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit from the Orders.

              On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital Senior Management 2, Inc. ("Capital"), Lawrence Cohen, and others alleging that the defendants intentionally interfered with AHC's property Agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by Lease I and Lease II on behalf of Mr. Cohen totaled $227,000 as of August 31, 1998. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation.

              Subsequently, the Boards of Directors of Lease I and Lease II voted to increase the maximum amount of the advance to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California litigation. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000. At August 31, 1998, legal expense of $519,000 in total has been either advanced or accrued on the financial statements of Lease I and Lease II for Capital's California litigation costs, although the final amount to be reimbursed to Capital has not yet been determined.

              On August 18, 1998, the Company and its affiliates, along with Capital and its affiliates, entered into a settlement agreement with AHC. Lease I and Lease II agreed to pay $1,625,000 and Capital and its affiliates agreed to pay $625,000 to AHC in settlement of all claims, including those related to the Virginia litigation and the California litigation. The Company and its affiliates also entered into an agreement with Capital and its affiliates to mutually release each other from all claims that any such parties may have against each other, other than any claims under the property management agreements. The Company and its Board of Directors believes that settling the AHC litigation is a prudent course of action because the settlement amount represents a small percentage of the increases in cash flow and value achieved for the Company and its affiliates over the past two years. At August 31, 1997, a provision of $400,000 for the liability which might have resulted to the Company had been recorded in the financial statements of Lease II, with the remaining $600,000 provision recorded by Lease I. At August 31, 1998, an additional provision of $250,000 was recorded in the financial

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)


5.   Legal Proceedings and Contingencies (continued)
     -----------------------------------------------

     statements of Lease II with the remaining $375,000 recorded in the financial statements of Lease I. Subsequent to the end of the fiscal year, on September 4, 1998, the full settlement amounts were paid to AHC and its affiliates.

     Other Litigation
     ----------------

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

              Subsequent to the end of the fiscal year, in an oral ruling from the bench on December 8, 1998, the Court granted the Company's dismissal motion in part and gave the plaintiffs leave to amend their complaint. In sum, the Court accepted the Company's position that all claims relating to so-called "derivative" actions were filed improperly and were properly dismissed. In addition, the Court dismissed common law claims for punitive damages, but allowed plaintiffs 30 days to allege any claims which allegedly injured shareholders without injuring the Company as a whole. The Board doubts that such a cause of action could be alleged and continues to believe that this lawsuit is meritless. The Board has directed outside counsel to continue vigorously contesting the action.

6.   Construction Loan Financing
     ---------------------------

         The Company has finalized negotiations with a major bank to provide a construction loan facility that will provide the Company with up to $8.8 million to fund the capital costs of these potential expansion programs. The construction loan facility will be secured by a first mortgage of the Company's properties and collateral assignment of the Company's leases of such properties. The loan will have a three-year term with interest accruing at a rate equal to LIBOR plus 1.10% or Prime plus 0.5%. The loan term could be extended for an additional two years beyond its maturity date with monthly payments of principal and interest on a 25-year amortization schedule.

7.   Subsequent Events
     -----------------

         On September 15, 1998, the Company's Board of Directors declared a quarterly dividend for the quarter ended August 31, 1998. On October 15, 1998, a dividend of $0.2125 per share of common stock, totaling $1,598,000, will be made to the shareholders of record as of September 30, 1998.

8.   Year 2000 (Unaudited)
     ---------------------

         The Company relies upon PC-based systems and does not expect to incur material costs to transition to Year 2000 compliant systems in its internal operations. The Company does not expect this project to have a significant effect on operations. The Company will continue to implement systems and all new investments are expected to be with Year 2000 compliant software.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Shareholders of
ILM II Senior Living, Inc.

We have audited the accompanying balance sheet of ILM II Holding, Inc., (the "Company"), as of August 31, 1996 and the related statements of operations, changes in shareholders' equity (deficit), and cash flows for the year ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ILM II Holding, Inc., at August 31, 1996, and the results of its operations and its cash flows for the year ended August 31, 1996, in conformity with generally accepted accounting principles.


                                                           ERNST & YOUNG LLP




Boston, Massachusetts
December 10, 1996

                              ILM II HOLDING, INC.

                                  BALANCE SHEET
                                 August 31, 1996
                (Dollars in thousands, except per share amounts)


                                                      ASSETS
                                                      ------

Operating investment properties, at cost:
    Land                                                                                                  $ 5,030
    Building and improvements                                                                              25,714
    Furniture, fixtures and equipment                                                                       3,964
                                                                                                          -------
                                                                                                           34,708
    Less: accumulated depreciation                                                                         (2,768)
                                                                                                          -------
                                                                                                           31,940

Cash and cash equivalents                                                                                     245
Accounts receivable - related party                                                                           225
Deferred rent receivable                                                                                      131
Prepaid expenses and other assets                                                                              33
                                                                                                          -------
                                                                                                          $32,574
                                                                                                          -------

                                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                                  ----------------------------------------------

Mortgages payable                                                                                         $34,006
Accounts payable - related party                                                                               --
Accounts payable and accrued expenses                                                                           3
                                                                                                          -------
                Total liabilities                                                                          34,009

Commitments and contingencies
Shareholders' equity (deficit):
        Preferred stock ( Series A, $1 par value, 100 shares
            authorized, shares issued and outstanding)                                                          1
        Common stock ($1 par value, 10,000 shares
            authorized, shares issued and outstanding)                                                         10

        Additional paid-in capital                                                                            489
        Accumulated deficit                                                                                (1,935)
                                                                                                          -------
                Total shareholders' equity (deficit)                                                       (1,435)
                                                                                                          -------
                                                                                                          $32,574
                                                                                                          =======


                             See accompanying notes.

                              ILM II HOLDING, INC.

                             STATEMENT OF OPERATIONS
                (Dollars in thousands, except per share amounts)


                                                 For the year ended
                                                   August 31, 1996
                                                   ---------------

Revenues:
         Rental income                               $  4,004
         Interest income earned
             on cash equivalents                           13
                                                     --------
                                                        4,017
Expenses:
         Depreciation                                   1,127
         Interest                                       3,998
         General and administrative                        73
                                                     --------
                                                        5,198
                                                     --------

Net loss                                             $ (1,181)
                                                     ========

         Loss per share of common stock              $(118.10)
                                                     ========


                             See accompanying notes.

                              ILM II HOLDING, INC.

             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                       For the year ended August 31, 1996
                (Dollars in thousands, except per share amounts)


                                   Common Stock          Preferred Stock
                                  $.01 Par Value          $.01 Par Value         Additional
                                  --------------          --------------           Paid-in      Accumulated
                                 Shares     Amount       Shares     Amount         Capital        Deficit         Total
                                --------   --------     --------   --------       --------       ----------     ----------

Shareholders' equity
(deficit) at August 31, 1995     10,000         10          100     $    1         $  489         $  (754)       $  (254)

Net loss                             --         --           --         --             --          (1,181)        (1,181)
                                --------   --------     --------   --------       --------       ----------     ----------
Shareholders' equity
(deficit)  at August 31, 1996    10,000        $10          100     $    1         $  489         $(1,935)       $(1,435)
                                ========   ========     ========   ========       ========       ==========     ==========


                             See accompanying notes.

                              ILM II HOLDING, INC.

                             STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                         For the year ended
                                                         August 31, 1996
                                                         ---------------

Operating activities:
    Net loss                                                  $(1,181)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation                                            1,127
        Changes in operating assets and liabilities:
          Accounts receivable                                      13
          Accounts receivable - related party                     (37)
          Other assets                                              7
          Deferred rent receivable                               (131)
          Accounts payable - related party                        (83)
          Accounts payable and accrued expenses                  (498)
                                                              -------
    Total adjustments                                             398
                                                              -------
    Net cash used in operating activities                        (783)
                                                              -------

Investing activities:

    Additions to operating investment properties                 (103)
                                                              -------
    Net cash used in investing activities                        (103)
                                                              -------

Financing activities:

    Advances under mortgage notes                                 320
                                                              -------
    Net cash provided by financing activities                     320
                                                              -------

    Net decrease in cash and cash equivalents at
      end of period                                              (566)
    Cash and cash equivalents at beginning of year                811
                                                              -------
    Cash and cash equivalents at end of year                  $   245
                                                              =======


                             See accompanying notes.

                              ILM II HOLDING, INC.
                          Notes to Financial Statements
                                 August 31, 1996

1. Nature of Operations, Restructuring, and Basis of Presentation
-----------------------------------------------------------------

ILM II Senior Living, Inc., formerly PaineWebber Independent Living Mortgage, Inc. II ("ILM II"), invested in six participating mortgage loans secured by Senior Housing Facilities located in five different states. All of the loans made by ILM II were originally with Angeles Housing Concepts, Inc. ("AHC"), a company specializing in the development, acquisition, and operation of senior housing facilities. ILM II entered into an Exclusivity Agreement with AHC and its parent company, Angeles Corporation ("Angeles"), which required AHC to provide ILM II with certain specific opportunities to finance Senior Housing Facilities and set forth the terms and conditions of the loans which were made. The loan documents under the aforementioned Exclusivity Agreement called for interest to be paid on construction loans at the rate of 13.3% per annum during the construction period and for Base Interest to be paid on the permanent loans at the rate of 10.3% per annum. In addition to the Base Interest, Additional Interest was to be payable on the permanent loans in an amount equal to 10% of the Gross Revenues of the Senior Housing Facilities, as defined. Under the terms of the amended Exclusivity Agreement, Additional Interest was to be no less than 3% of the aggregate principal amount of all permanent loans outstanding for the entire term of the investments. In the aggregate, the properties securing loans from ILM II did not generate sufficient cash flow to cover the debt service payments owed to ILM II under the amended terms of the Exclusivity Agreement. To the extent that the properties did not generate sufficient cash flow to make the full payments due under the loan documents, the shortfall was funded by AHC through December 1992. The source of cash to make up these shortfalls was from specified deficit reserve accounts, which had been funded from the proceeds of the mortgage loans, and from contributions by Angeles.

During the quarter ended February 28, 1993, Angeles announced that it was experiencing liquidity problems that resulted in the inability to meet its obligations. Subsequent to such announcements, AHC defaulted on the regularly scheduled mortgage loan payments due to the Company on March 1, 1993. Subsequent to March 1993, payments toward the debt service owed on the Company's loans were limited to the net cash flow of the operating investment properties. On May 3, 1993, Angeles filed for reorganization under a Chapter 11 Federal Bankruptcy petition filed in the state of California. AHC did not file for reorganization. ILM II retained special counsel and held extensive discussions with AHC concerning the default status of its loans. During the fourth quarter of fiscal 1993, a non-binding settlement agreement between ILM II, AHC and Angeles was reached whereby ownership of the properties would be transferred from AHC to ILM II or its designated affiliates. Under the terms of the Settlement Agreement, ILM II released AHC and Angeles from certain obligations under the loans. On April 27, 1994, each of the properties owned by AHC and securing the Loans was transferred (collectively, "the Transfers") to newly-created special purpose corporations affiliated with ILM II (collectively, "the Property Companies"). The Transfers had an effective date of April 1, 1994 and were made pursuant to the Settlement Agreement entered into on February 17, 1994 ("the Settlement Agreement") between ILM II and AHC which had previously been approved by the bankruptcy court handling the bankruptcy case of Angeles. All of the capital stock of each Property Company was held by ILM II Holding, Inc. (the "Company"), a Virginia corporation. In August 1995, each of the Property Companies merged into the Company. As a result, ownership of the Senior Housing Facilities is now held by the Company, and the Property Companies no longer exists as separate legal entities. The capital stock of the Company is owned by ILM II and PWP Holding, Inc., ("PWP Holding"), a wholly-owned subsidiary of PaineWebber Properties Incorporated ("PWPI"). PWPI is a wholly-owned subsidiary of PaineWebber Incorporated, which is a wholly-owned subsidiary of PaineWebber Group, Inc. ("PaineWebber").

As part of the fiscal 1994 Settlement Agreement with AHC, the Company retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement. As discussed further in Note 8, the management agreement with AHC was terminated in July 1996. Subsequent to the effective date of the Settlement Agreement with AHC, management investigated and evaluated the available options for structuring the ownership of the properties in order to maximize the potential returns to the existing shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code. On September 12, 1994, ILM II formed a new subsidiary, ILM II Lease Corporation, for the purpose of operating the Senior Housing

                              ILM II HOLDING, INC.
                    Notes to Financial Statements (continued)

2. Use of Estimates and Summary of Significant Accounting Policies
------------------------------------------------------------------

Facilities. The Senior Housing Facilities were leased to ILM II Lease Corporation effective September 1, 1995 (see Note 7 for a description of the master lease agreement). ILM II Lease Corporation is a public company subject to the reporting obligations of the Securities and Exchange Commission.

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of August 31, 1996 and 1995 and revenues and expenses for the years ended August 31, 1996. Actual results could differ from the estimates and assumptions used.

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

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

                              ILM II HOLDING, INC.
                    Notes to Financial Statements (continued)


2. Use of Estimates and Summary of Significant Accounting Policies (continued)
------------------------------------------------------------------------------

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

     E.  OPERATING INVESTMENT PROPERTIES

         Operating investment properties are carried at the lower of cost, reduced by accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the owner's investment through expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its current market value, as determined on a discounted basis. None of the operating investment properties were held for sale as of August 31, 1996. Depreciation expense is provided on a straight-line basis using an estimated useful life of 40 years for the buildings and improvements and 5 years for the furniture, fixtures and equipment.

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

                              ILM II HOLDING, INC.
                    Notes to Financial Statements (continued)


3. The Advisory Agreement and Related Party Transactions
--------------------------------------------------------

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

4. Operating Properties
-----------------------

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

                              ILM II HOLDING, INC.
                    Notes to Financial Statements (continued)


4. Operating Properties (continued)
-----------------------------------


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

5. Mortgage Loans
-----------------

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

                              ILM II HOLDING, INC.
                    Notes to Financial Statements (continued)


5. Mortgage Loans (continued)
-----------------------------

The following loans were outstanding at August 31, 1996

                                                     August 31,
Property Pledged as Collateral                          1996                         Date of Loan
------------------------------                          ----                         ------------

The Palms                                           $  8,700,00                         7/18/90
Fort Myers, FL

Crown Villa                                           4,950,000                         4/25/91
Omaha, NE

Overland Park Place                                   7,850,000                         4/9/92
Overland Park, KS

Rio Las Palmas                                        5,700,000                         5/14/92
Stockton, CA

The Villa at Riverwood                                5,858,000                         5/29/92
St. Louis County, MO

Villa Santa Barbara                                   5,094,000                         7/13/92
Santa Barbara, CA                                   -----------

                                                     38,144,000
Less discount                                        (4,138,000)
                                                    -----------
                                                    $34,006,000
                                                    ===========

A discount was recorded on the long-term debt in the amount by which the modified principal amount of the loans exceeded the historical cost basis of the properties at the time of the Transfers.

6. Shareholders' Equity
-----------------------

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

7. Lease Arrangements
---------------------

Beginning September 1, 1995, the Senior Housing Facilities were leased to ILM II Lease Corporation under a master lease agreement. The master lease agreement, is initially between the Company, as owner of the properties and Lessor and ILM II Lease Corporation as Lessee. The master lease is a "triple-net" lease whereby the Lessee pays all operating, expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. The Company, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease,

                              ILM II HOLDING, INC.
                    Notes to Financial Statements (continued)


7. Lease Arrangements (continued)
---------------------------------

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

A condensed balance sheet as of August 31, 1996, and summary of operations for the year then ended of ILM II Lease Corporation are as follows:

                                                      Assets

         Current assets                                                                        $ 1,714
         Furniture, fixtures and equipment                                                         183
         Other assets                                                                               38
                                                                                               -------
                                                                                               $ 1,935
                                                                                               =======
                                       Liabilities and Shareholders' Equity

         Current liabilities                                                                   $ 1,045
         Other non-current liabilities                                                             131
         Shareholders' equity                                                                      759
                                                                                               -------
                                                                                               $ 1,935
                                                                                               =======
                                               Summary of Operations

         Revenues                                                                              $13,201

         Operating expenses                                                                      8,764
         Master lease expense                                                                    4,004
         Income tax expense                                                                        173
                                                                                               -------

         Net income                                                                            $   260
                                                                                               =======

8. Legal Proceedings and Contingencies
--------------------------------------

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

Schedule III - Real Estate and Accumulated Depreciation
-------------------------------------------------------

                           ILM II SENIOR LIVING, INC.
        CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 August 31, 1998
                             (Amounts in thousands)

                                      Initial Cost to         Costs Capitalized            Gross Amount at Which Carried at
                                      The Company (2)        (Removed Subsequent                      End of Year
                                   ----------------------    to) Acquisition of     -----------------------------------------------
                                             Buildings &        Buildings &                     Buildings &         Unamortized
 Description    Encumbrances(1)     Land     Improvements     Improvements (3)       Land     Improvements (5)    Mortgage Fees (5)
 -----------    ---------------     ----     ------------     ----------------       ----     ----------------    -----------------

CONGREGATE CARE FACILITIES:
Fort Myers,         $ 8,700        $1,075      $11,233            $(3,268)          $1,227        $ 7,602              $  412
Florida

Omaha,
Nebraska              4,950           400        5,043             (1,054)             543          3,832                 183

Overland Park,
Kansas                7,850           672        6,787                 22              656          6,647                 251

Stockton,
California            5,700         1,507        5,628               (443)           1,644          5,014                 240

St. Louis
County,               5,850           292        4,488                 74              298          4,436                 161
Missouri

Santa Barbara,
California            5,094         1,160        4,322               (197)           1,150          4,010                 178
                    -------        ------      -------            -------           ------        -------              ------
                    $38,144        $5,106      $37,501            $(4,866)          $5,518        $31,541              $1,425
                    =======        ======      =======            =======           ======        =======              ======

                                                                                                 Life on Which
                                                                                                Depreciation in
                                                                                                 Latest Income
                               Accumulated         Accumulated         Date of        Date        Statement is
 Description     Total      Depreciation (5)    Amortization (5)    Construction    Acquired        Computed
 -----------     -----      ----------------    ----------------    ------------    --------        --------

CONGREGATE CARE FACILITIES:
Fort Myers,     $ 9,241         $(2,085)             $(325)             1988         7/18/90       5-40 yrs.
Florida

Omaha,
Nebraska          4,558            (928)              (119)             1992         4/25/91       5-40 yrs.

Overland Park,
Kansas            7,554          (1,479)              (161)             1984         4/9/92        5-40 yrs.

Stockton,
California        6,898          (1,195)              (151)             1988         5/14/92       5-40 yrs.

St. Louis
County,           4,895          (1,051)              (101)             1985         5/29/92       5-40 yrs.
Missouri

Santa Barbara,
California        5,338            (861)              (109)             1979         7/13/92       5-40 yrs.
                -------         -------              -----
                $38,484         $(7,599)             $(966)
                =======         =======              =====

     (1) Encumbrances represent first mortgage loans between ILM II Holding as mortgagor, and the Company as mortgagee. Such loans are eliminated in consolidation in the accompanying Consolidated Financial Statements (see Note 4).

     (2) Initial cost to the Company represents the aggregate advances made by the Company on the loans secured by the Facilities which were made to AHC prior to the default and foreclosure actions described in Notes 1 and 4 to the Consolidated Financial Statements.

     (3) Costs removed subsequent to acquisition reflect the guaranty payments received by the Company from AHC under the terms of the Exclusivity Agreement as discussed further in Notes 1 and 4 to the Consolidated Financial Statements.

     (4) The aggregate cost of real estate owned at August 31, 1998 for Federal income tax purposes is approximately $39,615,000.

     (5) Certain numbers have been reclassified to conform to the current year's presentation.

Schedule III - Real Estate and Accumulated Depreciation
-------------------------------------------------------

                    ILM II SENIOR LIVING, INC. AND SUBSIDIARY
        SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
                                 August 31, 1998
                             (Amounts in thousands)

(5)  Reconciliation of real estate owned:

                                                                                  1998         1997         1996
                                                                                  ----         ----         ----

     Balance at beginning of period                                             $ 37,946     $ 37,741     $ 37,638
         Acquisitions and improvements - 12 months ended 8/31/98                     538           --           --
         Acquisitions and improvements - 12 months ended 8/31/97                      --          205           --
         Acquisitions and improvements - 12 months ended 8/31/96                      --           --          103

                                                                                --------     --------     --------
     Balance at end of period                                                   $ 38,484     $ 37,946     $ 37,741
                                                                                ========     ========     ========

(6)  Reconciliation of accumulated depreciation and amortization:

     Balance at beginning of period                                             $  7,280     $  6,005     $  4,736
         Depreciation and amortization expense - 12 months ended 8/31/98           1,285           --           --
         Depreciation and amortization expense - 12 months ended 8/31/97              --        1,275           --
         Depreciation and amortization expense - 12 months ended 8/31/96              --           --        1,269

                                                                                --------     --------     --------
     Balance at end of period                                                   $  8,565     $  7,280     $  6,005
                                                                                ========     ========     ========