Form 10-Q
period 1998-11-30
ILM II SENIOR LIVING INC /VA
filed 1999-02-02
CIK 861880

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended November 30, 1998

                                       OR

           __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from ____to____.

                         Commission File Number: 0-18249
                                                 -------

                           ILM II SENIOR LIVING, INC.
             (Exact name of registrant as specified in its charter)

        Virginia                                          06-1293758
-----------------------                            -----------------------------
(State of organization)                               (I.R.S. Employer
                                                      Identification No.)

8180 Greensboro Drive, Suite 850, McLean, VA                       22102
--------------------------------------------------------------------------------
   (Address of principal executive office)                       (Zip Code)

Registrant's telephone number, including area code:            (888) 357-3550
                                                           ---------------------

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
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes      No   X
                                         ----     ----


Shares of common stock outstanding as of November 30, 1998:  5,181,236.



================================================================================

                            ILM II SENIOR LIVING, INC

                                      INDEX

Part I.  Financial Information                                                                               Page
                                                                                                             ----
         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  November 30, 1998 (Unaudited) and August 31, 1998............................................4

                  Consolidated Statements of Income
                  For the three month periods ended November 30, 1998 and 1997 (Unaudited).....................5

                  Consolidated Statements of Changes in Shareholders' Equity
                  For the three months ended November 30, 1998 and 1997 (Unaudited)............................6

                  Consolidated Statements of Cash Flows
                  For the three months ended November 30, 1998 and 1997 (Unaudited)............................7

                  Notes to Consolidated Financial Statements (Unaudited)....................................8-14

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....15-18

Part II.  Other Information

         Item 5.  Other Information...........................................................................19

         Item 6.  Exhibits and Reports on Form 8-K............................................................19

Signatures....................................................................................................20

                            ILM II SENIOR LIVING, INC


Part I.  Financial Information
------------------------------

         Item I.  Financial Statements
                  (see next page)

                           ILM II SENIOR LIVING, INC.

                           CONSOLIDATED BALANCE SHEETS
                November 30, 1998 (Unaudited) and August 31, 1998
                  (Dollars in thousands, except per share data)



                                     ASSETS
                                     ------

                                              November 30, 1998               August 31, 1998
                                              -----------------               ---------------

Operating investment properties, at cost:
      Land                                       $  5,523                       $  5,518
      Building and improvements                    27,910                         27,726
      Furniture, fixtures and equipment             3,815                          3,815
                                                 --------                       --------
                                                   37,248                         37,059
      Less:  accumulated depreciation              (7,882)                        (7,599)
                                                 --------                       --------
                                                   29,366                         29,460

Unamortized mortgage fees                           1,425                          1,425
Less:  accumulated amortization                    (1,001)                          (966)
                                                 --------                       --------
                                                      424                            459

Loan origination fees                                 104                             72
Less:  accumulated amortization                        (6)                            --
                                                 --------                       --------
                                                       98                             72

Cash and cash equivalents                           1,398                          1,896
Accounts receivable - related party                   433                            273
Prepaid expenses and other assets                     133                            154
Deferred rent receivable                               61                             69
                                                 --------                       --------
                                                 $ 31,913                       $ 32,383
                                                 ========                       ========




                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable and accrued expenses            $    137                       $   220
                                                 --------                       -------
                                                      137                           220

Preferred shareholders' minority
   interest in subsidiary                             127                           125
                                                 --------                       -------
      Total liabilities                               264                           345

Shareholders' equity:
   Common stock, $0.01 par value,
      12,500,000 shares authorized
      5,181,236 issued and outstanding                 52                            52
   Additional paid-in capital                      44,823                        44,823
   Accumulated deficit                            (13,226)                      (12,837)
                                                 --------                       -------
      Total shareholder's equity                   31,649                        32,038
                                                 --------                       -------
                                                 $ 31,913                       $32,383
                                                 ========                       =======





                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                      CONSOLIDATED STATEMENTS OF INCOME
    For the three-month periods ended November 30, 1998 and 1997 (Unaudited)
                  (Dollars in thousands, except per share data)



                                                                              Three Months Ended
                                                                                  November 30
                                                                             ----------------------
                                                                             1998               1997
                                                                             ----               ----
Revenues:
   Rental and other Income                                                  $1,311             $1,192
   Interest Income                                                              18                 22
                                                                            ------             ------
                                                                             1,329              1,158
Expenses:
   Depreciation                                                                283                283
   Amortization                                                                 41                 36
   Professional fees                                                           172                 85
   General and administrative                                                  101                 14
   Directors' compensation                                                      20                 24
                                                                            ------             ------
                                                                               617                442
                                                                            ------             ------


Net income                                                                  $  712             $  772
                                                                            ======             ======

Basic earnings per share of common stock                                    $ 0.14             $ 0.15
                                                                            ======             ======

Cash dividends paid per share of common stock                               $ 0.21             $ 0.16
                                                                            ======             ======



The above earnings and cash dividends paid per share of common stock are based upon the 5,181,236 shares outstanding for each period.








                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
       For the three months ended November 30, 1998 and 1997 (Unaudited)
                  (Dollars in thousands, except per share data)


                                                   Common Stock
                                                  $.01 Par Value            Additional
                                                  --------------             Paid-In         Accumulated
                                              Shares          Amount         Capital           Deficit           Total
                                              ------          ------         -------           -------           -----

Shareholders' equity
at August 31, 1997                            5,181            $52           $44,823          $(11,988)         $ 32,887

Cash dividends paid                              --             --                --              (842)             (842)

Net income                                       --             --                --               772               772
                                              -----           ----           -------          --------          --------

Shareholders' equity
at November 30, 1997                          5,181            $52           $44,823          $(12,058)         $ 32,817
                                              =====           ====           =======          ========          ========

Shareholders' equity
at August 31, 1998                            5,181            $52           $44,823          $(12,837)         $ 32,038

Cash dividends paid                              --             --                --            (1,101)           (1,101)

Net income                                       --             --                --               712               712
                                              -----           ----           -------          --------          --------

Shareholders' equity
at November 30, 1998                          5,181            $52           $44,823          $(13,226)         $ 31,649
                                              =====           ====           =======          ========          ========









                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the three months ended November 30, 1998 and 1997 (Unaudited)
                             (Dollars in thousands)


                                                                                Three Months Ended
                                                                                    November 30
                                                                                -------------------
                                                                              1998            1997
                                                                              ----            ----
Cash flows from operating activities:
 Net income                                                                 $   712         $  772
 Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
     Depreciation and amortization expense                                      324            319
     Charitable contribution of subsidiary's preferred stock
         and accrued dividends of subsidiary                                      2              2
     Changes in assets and liabilities:
       Accounts receivable - related party                                     (160)        (1,200)
       Deferred rent receivable                                                   8              8
       Prepaid expenses and other assets                                         21            (55)
       Accounts payable and accrued expenses                                    (83)           171
       Other liabilities                                                         --            127
                                                                            -------         ------
              Net cash provided by operating activities                         824            144
                                                                            -------         ------

Cash flows used in investing activities:
       Additions to operating investment properties                            (189)          (172)
                                                                            -------         ------
              Net cash used in investing activities                            (189)          (172)
                                                                            -------         ------

Cash flows used in financing activities:
       Loan origination fees                                                    (32)            --
       Cash dividends paid to shareholders                                   (1,101)          (842)
                                                                            -------         ------
              Net cash used in investing activities                          (1,133)          (842)
                                                                            -------         ------

Net decrease in cash and cash equivalents                                      (498)          (870)

Cash and cash equivalents, beginning of period                                1,896          2,361
                                                                            -------         ------

Cash and cash equivalents, end of period                                    $ 1,398         $1,491
                                                                            =======         ======








                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)

1.   General
     -------

     The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements and footnotes contained in the ILM II Senior Living, Inc.'s ("the Company") Annual Report on Form 10-K for the year ended August 31, 1998. In the opinion of management, the accompanying interim consolidated financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim periods. All of the accounting adjustments reflected in the accompanying interim consolidated financial statements are of a normal recurring nature.

     The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles for interim financial information, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of November 30, 1998 and August 31, 1998 and revenues and expenses for the three-month periods ended November 30, 1998 and 1997. Actual results could differ from the estimates and assumptions used. Operating results for the three months ended November 30, 1998, are not necessarily indicative of the results that may be expected for the year ended August 31, 1999.

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

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)


1.   General (continued)
     -------------------

     ILM II Holding holds title to the six Senior Housing Facilities, which comprise the balance of operating investment properties on the accompanying consolidated balance sheets, subject to certain mortgage loans payable to the Company. Such mortgage loans and the related interest expense are eliminated in consolidation. The capital stock of ILM II Holding was originally owned by the Company and PaineWebber. ILM II Holding had issued 100 shares of Series A Preferred Stock to the Company in return for a capital contribution in the amount of $495,000 and had issued 10,000 shares of common stock to PaineWebber in return for a capital contribution in the amount of $5,000. The common stock represented approximately 99 percent of the voting power and 1 percent of the economic interest in ILM II Holding, while the preferred stock represented approximately 1 percent of the voting power and 99 percent of the economic interest in ILM II Holding.

     The Company completed its restructuring plans by converting ILM II Holding to a REIT for tax purposes. In connection with these plans, on November 21, 1996, the Company requested that PaineWebber sell all of the stock held in ILM II Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM II Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM II Holding was completed at an agreed upon fair value of $40,000. The accompanying consolidated financial statements include the operations of ILM II Holding. With this transfer completed, effective January 23, 1997, ILM II Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of a new class of non-voting, 8% cumulative preferred stock issued to the Company. The number of authorized shares of preferred and common stock in ILM II Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the preferred stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The preferred stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the preferred stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. Since ILM II Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. Cumulative dividends accrued as of November 30, 1998 on the preferred stock in ILM II Holding totaled approximately $16,280.

     As part of the fiscal 1994 Settlement Agreement with AHC, ILM II Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement. The management agreement with AHC was terminated in July 1996. Subsequent to the effective date of the Settlement Agreement with AHC, management investigated and evaluated the available options for structuring the ownership of the properties in order to maximize the potential returns to the existing shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code. As discussed further in Note 2, on September 12, 1994 the Company formed a new subsidiary, ILM II Lease Corporation ("Lease II"), for the purpose of operating the Senior Housing Facilities. On September 1, 1995, after the Company received the required regulatory approval, the Company distributed all of the shares of capital stock of Lease II to the holders of record of the Company's common stock and the Senior Housing Facilities were leased to Lease II (see Note 2 for a description of the master lease agreement). Lease II is a public company subject to the reporting obligations of the Securities and Exchange Commission.

     All responsibility for the day-to-day management of the Senior Housing Facilities, including administration of the property management agreement with AHC, was transferred to Lease II. On July 29, 1996, the management agreement with AHC was terminated and Lease II retained Capital Senior Management 2, Inc. ("Capital") to be the new property manager of its Senior Housing Facilities pursuant to a Management Agreement (the "Management Agreement"). Lawrence A. Cohen, who, through July 28, 1998, served as President, Chief Executive Officer and Director of the Company and a Director of Lease II has also served as Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital, since November 1996. As a result, through July 28, 1998, Capital was considered a related party.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)


1.   General (continued)
     -------------------

     At a meeting of the Company's Board of Directors on January 10, 1997, PaineWebber recommended the immediate sale of the Senior Housing Facilities held by the Company and an affiliated entity, ILM Senior Living, Inc. ("ILM I"), by means of a controlled auction to be conducted by PaineWebber with PaineWebber offering to purchase the properties for $127 million, thereby guaranteeing the Shareholders a "floor" price. The Senior Housing Facilities held by the Company would represent approximately $52 million of this amount. After taxes and closing costs, net proceeds to the Company would equal approximately $48 million or approximately $9.36 per share. PaineWebber also stated that if it purchased the properties at the specified price and were then able to resell the properties at a higher price, PaineWebber would pay any "excess profits" to the Shareholders. To assist the Company in evaluating PaineWebber's proposal, a disinterested, independent investment banking firm with expertise in healthcare REIT's and independent/assisted living financings was engaged by the Company and Lease II, as well as by ILM I and its affiliates. Following a comprehensive analysis, the independent investment banking firm recommended that PaineWebber's proposal should be declined and that, instead, investigations of expansion and restructuring alternatives should be pursued. After analyzing PaineWebber's proposal and the recommendations and other information provided by the independent investment banking firm, the Boards of the Company and ILM I voted unanimously to decline PaineWebber's proposal and to explore the alternatives recommended by the independent investment banking firm. The Boards declined to seek an immediate sale of the properties because in the Boards' view, the liquidation price would not reflect the "going concern" values of the Company and ILM I and, therefore, would not maximize Shareholder value. In addition, the Boards did not consider it advisable to liquidate the Company and ILM I on the suggested terms several years prior to their scheduled termination dates.

     PaineWebber indicated to the Board in its January 10, 1997, proposal that it would not wish to continue to serve as advisor to the Company and its affiliates if the Company declined to accept PaineWebber's proposal. The Company accepted the resignation of PaineWebber, effective as of June 18, 1997. PaineWebber agreed to continue to provide certain administrative services to the Company and its affiliates through August 31, 1997, pursuant to the terms of a transition services agreement entered into with the Company and its affiliates. The Company and its affiliates also accepted, effective as of June 18, 1997, the resignations of those Officers and Directors who were employees of or otherwise affiliated with PaineWebber.

     The Company and Lease II are continuing to review various strategic alternatives to maximize shareholder value and liquidity and have engaged professional financial and legal advisors to formulate and present plans and proposals for consideration by the Board. Although no definitive plans, arrangements or understandings have been agreed to at this time, the Company is actively reviewing the feasibility of a variety of financial transactions and proposals, including the reorganization of the ownership of the Senior Housing Facilities, business combinations with third parties and the sale of the Company by means of cash and/or stock-for-stock merger. There can be no assurance that any definitive transaction will be formulated, agreed to or consummated.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)


2. Operating Investment Properties Subject to Master Lease
   -------------------------------------------------------

     At May 31, 1998, through its consolidated affiliate, the Company owned six Senior Housing Facilities. The name, location and size of the properties are as set forth below:

                                                              Rentable        Resident
Name                            Location                       Units          Capacity
----                            --------                       -----          --------
The Palms                       Fort Myers, FL                  205             255
Crown Villa                     Omaha, NE                        73              73
Overland Park Place             Overland Park, KS               141             153
Rio Las Palmas                  Stockton, CA                    164             190
The Villa at Riverwood          St. Louis County, MO            120             140
Villa Santa Barbara (1)         Santa Barbara, CA               125             125


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

     Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the existing shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, Lease II, for the purpose of operating the Senior Housing Facilities under the terms of a master lease agreement. The master lease agreement, which commenced on September 1, 1995, is between the Company's consolidated affiliate, ILM II Holding, as owner of the properties and lessor, and Lease II as lessee. The master lease is a "triple-net" lease whereby the lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the term of the master lease, which expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara facility), the lessor has the right to terminate the master lease as to any property sold by the lessor as of the date of such sale. During the initial term of the master lease, Lease II is obligated to pay annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount of $4,035,600. Lease II is also obligated to pay variable rent for each Senior Housing Facility. Such variable rent is payable quarterly and is equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rental income for the three-month periods ended November 30, 1998 and 1997 was $310,000 and $191,000, respectively.

3.   Related Party Transactions
     --------------------------

     Subject to the supervision of the Company's Board of Directors, assistance in managing the business of the Company was provided by PaineWebber. As previously discussed in Note 1, PaineWebber resigned effective as of June 18, 1997.

     Lease II has retained Capital to be the property manager of the Senior Housing Facilities and the Company has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement which commenced on July 29, 1996. Lawrence A. Cohen, who, through July 28, 1998, served as President, Chief Executive Officer and Director of the Company and a Director of Lease II, has also served as Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital, since November, 1996. As a result, through July 28, 1998, Capital was considered a related party. For the three-month period ended November 30, 1997, Capital earned property management fees from Lease II of $205,000.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)


3.    Related Party Transactions (continued)
      --------------------------------------

     On September 18, 1997, Lease II entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansion of several of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. The Company will reimburse Lease II for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the three-month periods ended November 30, 1998 and 1997, Capital Senior Development, Inc. earned fees from Lease II of $0 and $40,000, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

     Jeffry R. Dwyer, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, which began acting as Counsel to the Company and its affiliates in late fiscal year 1997. For the three-month periods ended November 30, 1998 and 1997, Greenberg Traurig earned fees from the Company of $153,000 and $54,000, respectively.

     Accounts receivable - related party at November 30, 1998 includes base and variable rent due from Lease II in accordance with the terms of the master lease agreement. Accounts receivable - related party at August 31, 1998 includes variable rent due from Lease II. There were no accounts payable-related party at either November 30, 1998 or August 31, 1998.

4.   Legal Proceedings and Contingencies
     -----------------------------------

     Termination of Contract with AHC
     --------------------------------

     On July 29, 1996, Lease II and ILM II Holding ("the Companies") terminated a property management agreement with AHC covering the six Senior Housing Facilities leased by Lease II from ILM II Holding. The management agreement was terminated for cause pursuant to Sections 1.05 (a) (i), (iii) and (iv) of the agreement. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Companies alleged that AHC willfully performed actions specifically in violation of the Agreement and that such actions caused damages to the Companies. Due to the termination of the Agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an answer in response to the litigation initiated by the Companies and a counterclaim against ILM II Holding. The counterclaim alleged that the management agreement was wrongfully terminated for cause and requested damages which included the payment of a termination fee in the amount of $750,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, which is the earliest date that the Agreement could have been terminated without cause, and recovery of attorneys' fees and expenses.

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

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

4.  Legal Proceedings and Contingencies (continued)
    -----------------------------------------------

     On February 4, 1997, AHC filed a Complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence Cohen, who, through July 28, 1998, was President, Chief Executive Officer and a Director of the Company; and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by Lease I and Lease II on behalf of Mr. Cohen totaled $228,000 as of November 30, 1998. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the Boards of Directors of Lease I and Lease II voted to increase the maximum amount of the advance to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California litigation. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000. At November 30, 1998, the amount of legal fees either advanced to Capital or accrued on the financial statements of Lease I and Lease II totaled approximately $611,000, although the final amount to be reimbursed to Capital has not yet been determined.

     On August 18, 1998, the Company and its affiliates along with Capital and its affiliates entered into a settlement agreement with AHC. Lease I and Lease II agreed to pay $1,625,000 and Capital and its affiliates agreed to pay $625,000 to AHC in settlement of all claims, including those related to the Virginia litigation and the California litigation. The Company and its affiliates also entered into an agreement with Capital and its affiliates to mutually release each other from all claims that any such parties may have against each other, other than any claims under the property management agreements. The Company and its Board of Directors believed that settling the AHC litigation was a prudent course of action because the settlement amount represented a small percentage of the increases in cash flow and value achieved for the Company and its affiliates over the past two years.

     On September 4, 1998, the full settlement amounts were paid to AHC and its affiliates with Lease II paying $650,000 and Lease I paying $975,000.

     Other Litigation
     ----------------

     On May 8, 1998 Andrew A. Feldman and Jeri Feldman, as Trustees for the Andrew A. & Jeri Feldman Revocable Trust dated September 18, 1990, commenced a purported class action on behalf of that trust and all other shareholders of the Company and ILM I in the Supreme Court of the State of New York, County of New York against the Company, ILM I and the Directors of both corporations. The class action complaint alleges that the Directors engaged in wasteful and oppressive conduct and breached fiduciary duties in preventing the sale or liquidation of the assets of the Company and ILM I, diverting certain of their assets and changing the nature of the Company and ILM I. The complaint seeks damages in an unspecified amount, punitive damages, the judicial dissolution of the Company and ILM I, an order requiring the Directors to take all steps to maximize Shareholder value, including either an auction or liquidation, and rescinding certain agreements, and attorney's fees. On July 8, 1998, the Company joined with all other defendants to dismiss the complaint on all counts. The Company and ILM I believe that the action is without merit and are vigorously contesting this action.

     Subsequent to the end of the quarter, in an oral ruling from the bench on December 8, 1998, the Court granted the Company's dismissal motion in part and gave the plaintiffs leave to amend their complaint. In sum, the Court accepted the Company's position that all claims relating to so-called "derivative" actions were filed improperly and were dismissed. In addition, the Court dismissed common law claims for punitive damages, but allowed plaintiffs 30 days to allege any claims, which allegedly injured shareholders without injuring the Company as a whole.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)


4.   Legal Proceedings and Contingencies (continued)
     -----------------------------------------------

     On January 22, 1999, the Feldmann plaintiffs filed an amended complaint, again purporting to commence a class action. The Company and the Board of Directors, as well as former Director Cohen, are named as defendants. Outside counsel is reviewing the allegations of the amended complaint and the Board has not yet been advised in detail of the planned response. The Board's instructions to outside counsel to vigorously contest the action remain in place, and we anticipate that the Company, as well as the individual defendants, will seek an early opportunity to move to dismiss the action.

5.   Construction Loan Financing
     ---------------------------

     The Company has finalized negotiations with a major bank to provide a construction loan facility that will provide the Company with up to $24.5 million to fund the capital costs of the potential expansion programs. The construction loan facility will be secured by a first mortgage of the Company's properties and collateral assignment of the Company's leases of such properties. The loan will have a three-year term with interest accruing at a rate equal to LIBOR plus 1.10% or Prime plus 0.5%. The loan term could be extended for an additional two years beyond its maturity date with monthly payments of principal and interest on a 25-year amortization schedule.

6.   Year 2000
     ---------

     The Company relies upon PC-based systems and does not expect to incur material costs to transition to Year 2000 compliant systems in its internal operations. The Company does not expect this project to have a significant effect on operations. The Company will continue to implement systems and all new investments are expected to be with Year 2000 compliant software.

7.   Subsequent Event
     ----------------

     On December 15, 1998, the Company's Board of Directors declared a quarterly dividend for the quarter ended November 30, 1998. On January 15, 1999, a dividend of $0.2125 per share of common stock, totaling approximately $1,101,000, was paid to shareholders of record as of December 31, 1998.

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

     The master lease agreement, which commenced on September 1, 1995, is between the Company's consolidated affiliate, ILM II Holding, as owner of the Senior Housing Facilities and lessor, and Lease II as lessee. The master lease is a "triple-net" lease whereby the lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as the lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, which expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara property), Lease II is obligated to pay annual base rent for the use of all the Senior Housing Facilities in the aggregate amount of $4,035,600. Beginning in January 1997 and for the remainder of the lease term, Lease II is also obligated to pay variable rent for each Senior Housing Facility. Such variable rent is payable quarterly and equals 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rental income for the three-month periods ended November 30, 1998 and 1997 was $310,000 and $191,000, respectively.

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources (continued)

     The Company completed its restructuring plans by converting ILM II Holding to a REIT for tax purposes. In connection with these plans, on November 21, 1996, the Company requested that PaineWebber sell all of the stock in ILM II Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM II Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM II Holding was completed at an agreed upon fair value of $40,000. With this transfer completed, effective January 23, 1997, ILM Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of non-voting, 8% cumulative preferred stock issued to the Company. The number of authorized shares of preferred stock and common stock in ILM II Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. Since ILM II Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. Cumulative dividends in arrears as of November 30, 1998 on the Preferred Stock in ILM II Holding totaled approximately $16,280.

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

     Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM II Holding to a REIT would not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the properties were to be held for a period of at least ten years from the date of the conversion of ILM II Holding to a REIT. However, since the end of the Company's original anticipated holding period is within three years, the properties may not be held for an additional ten years. Based on management's current estimate of the increase in the values of the Senior Housing Facilities which occurred between April 1994 and January 1996, as supported by independent appraisals, ILM II Holding would incur a sizable tax if the properties were sold. Based on this increase in values during the time ILM II Holding was operated as a regular C corporation, a sale within ten years of the date of the conversion of ILM II Holding to a REIT could result in a built-in gain tax of as much as $2.3 million. To avoid this built-in gain tax, the Directors are prepared at the appropriate time to recommend to the Shareholders an amendment to the Articles of Incorporation to extend the Company's scheduled liquidation date.

     Because the ownership of the assets of ILM II Holding was expected to be transferred to the Company or its wholly-owned subsidiary, ILM II Holding was capitalized with funds to provide it with working capital only for a limited period of time. At the present time, ILM II Holding is not expected to have sufficient cash flow during fiscal 1999 to (i) meet its obligations to make the debt service payments due under the loans, and (ii) pay for capital improvements and structural repairs in accordance with the terms of the master lease. Although, ILM II Holding is not expected to fully fund its scheduled debt service payments to the Company, the current values of the Senior Housing Facilities are well in excess of the mortgage principal amounts plus accrued interest at August 31, 1998. As a result, the Company is expected to recover the full amount that would be due under the loans upon sale of the Facilities.

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources (continued)

     Occupancy levels for the six properties in which the Company has invested averaged 95% and 93%, respectively, for the three-month periods ended November 30, 1998 and 1997. The City of Stockton has announced plans to build a railroad underpass on the street located immediately adjacent to Rio Las Palmas in Stockton, California. The City plans to use a portion of the Rio Las Palmas property for a temporary bypass during the expected 18-month construction process. Although this road construction would not directly affect facility operations, it would eliminate several parking spaces and result in increased noise and traffic during the construction period while the traffic is re-routed closer to the facility. Negotiations with the City are currently underway to minimize any disruption to the operations of Rio Las Palmas and to secure a settlement that will pay for any damages.

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

     The Company and Lease II have been pursuing the potential for future expansion of several of the facilities which are located in areas that have particularly strong markets for senior housing. Potential expansion candidates include the facilities located in Omaha, Nebraska; St. Louis County, Missouri; and Fort Myers, Florida. As part of this expansion program, approximately one acre of land located adjacent to the Omaha facility was acquired in the first quarter of fiscal year 1998 for approximately $135,000. In addition, an agreement was obtained to purchase approximately six acres of land located adjacent to the St. Louis County facility for approximately $900,000. In December 1997, the Company decided not to pursue the St. Louis County expansion and allowed the agreement to expire. The Fort Myers facility includes a vacant parcel of approximately one and one-half acres which could accommodate an expansion of the existing facility or the construction of a new free-standing facility. Preliminary feasibility evaluations have been completed for all of these potential expansions and pre-construction design and construction-cost evaluations are underway for expansions of the facilities located in Omaha and Fort Myers. Additionally, in December 1997, ILM II Holding purchased a one-half acre parcel of land adjacent to the Stockton facility for approximately $136,000. Although no expansion of this facility is being considered at this time, this additional land will provide needed parking spaces and improved access to the existing facility as well as future expansion potential.

     Once the pre-construction design process is complete and projected expansion costs are determined, the Company will carefully evaluate the costs and benefits before proceeding with the construction of any of these expansions. Depending on the extent of any expansions deemed appropriate, such plans could result in the need for substantial additional capital. The Company has finalized negotiations with a major bank to provide a construction loan facility that will would provide the Company with up to $8.8 million to fund the capital costs of these potential expansion programs. The construction loan facility will be secured by a first mortgage of the Company's properties and collateral assignment of such properties. The loan will have a three-year term with interest accruing at a rate equal to LIBOR plus 1.10% or Prime plus 0.5%. The loan term could be extended for an additional two years beyond its maturity date with monthly payments of principal and interest on a 25-year amortization schedule.

     At November 30, 1998, the Company had cash and cash equivalents of $1,398,000. Such amounts will be used for the working capital requirements of the Company, along with the possible investment in the properties owned by ILM II Holding for certain capital improvements, and for dividends to the Shareholders. Future capital improvements could be financed from operations or through borrowings, depending on the magnitude of the improvements, the availability of financing and the Company's incremental borrowing rate. The source of future liquidity and dividends to the Shareholders is expected to be through master lease payments from Lease II, interest income earned on invested cash reserves and proceeds from the future sales of the underlying operating investment properties. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis. The Company generally will be obligated to distribute annually at least 95% of its taxable income to its Shareholders in order to continue to qualify as a REIT under the Internal Revenue Code.

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources (continued)

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

Results of Operations

For the Three Months Ended November 30, 1998 versus the Three Months Ended November 30, 1997

Net income decreased $60,000 for the first quarter ended November 30, 1998 compared to the first quarter ended November 30, 1997. Total revenue was $1,329,000 representing an increase of $171,000, or 14.8%, compared to the same period of the prior year. Rental and other income increased $119,000, to $1,311,000 from $1,192,000, due to increased rental income earned pursuant to the terms of the master lease agreement. Total expenses increased $175,000, or 39.6%, from $442,000 for the three months ended November 30, 1997 compared to $617,000 for the three months ended November 30, 1998. This increase in expenses is primarily attributable to a combined increase in professional fees and general and administrative expense of $173,000 due to increases in Director's and Officer's insurance premiums; increased legal fees associated with the construction loan facility; and financial and advisory professionals who were engaged to assist the Company.

                           ILM II SENIOR LIVING, INC.

                            PART II-OTHER INFORMATION


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




                                        By:  ILM II SENIOR LIVING, INC.





                                        By:   /s/    J. William Sharman, Jr.
                                              ----------------------------------
                                                     J. William Sharman, Jr.
                                                     President and Director



Dated:  January 28, 1999
        ----------------