Form 10-Q
period 1999-02-28
ILM II SENIOR LIVING INC /VA
filed 1999-04-14
CIK 861880

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended February 28, 1999

                                       OR

         _    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from ____to____.

                         Commission File Number: 0-18942

                           ILM II SENIOR LIVING, INC.
             (Exact name of registrant as specified in its charter)

        Virginia                                                06-1293758
-----------------------                                    --------------------
(State of organization)                                     (I.R.S. Employer
                                                            Identification No.)

8180 Greensboro Drive, Suite 850, McLean, VA                      22102
--------------------------------------------------------------------------------
  (Address of principal executive office)                      (Zip Code)

Registrant's telephone number, including area code:          (888) 357-3550
                                                            -----------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__ No X

Shares of common stock outstanding as of February 28, 1999:  5,181,236.

================================================================================
                                  Page 1 of 21

                            ILM II SENIOR LIVING, INC

                                      INDEX

Part I.  Financial Information                                                                               Page
         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  February 28, 1999 (Unaudited) and August 31, 1998............................................4

                  Consolidated Statements of Income
                  For the three months and six months ended February 28, 1999 and 1998 (Unaudited).............5

                  Consolidated Statements of Changes in Shareholders' Equity
                  For the six months ended February 28, 1999 and 1998 (Unaudited)..............................6

                  Consolidated Statements of Cash Flows
                  For the six months ended February 28, 1999 and 1998 (Unaudited)..............................7

                  Notes to Consolidated Financial Statements (Unaudited)....................................8-13

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....14-19

Part II.  Other Information

         Item 5.  Other Information...........................................................................20

         Item 6.  Exhibits and Reports on Form 8-K............................................................20

Signatures....................................................................................................21

                            ILM II SENIOR LIVING, INC

Part I.  Financial Information

         Item I.  Financial Statements
                  (see next page)

                           ILM II SENIOR LIVING, INC.

                           CONSOLIDATED BALANCE SHEETS
                February 28, 1999 (Unaudited) and August 31, 1998
                  (Dollars in thousands, except per share data)

                                     ASSETS

                                                     February 28, 1999            August 31, 1998
                                                     -----------------            ---------------
Operating investment properties, at cost:
      Land                                                $   5,528                 $   5,518
      Building and improvements                              27,910                    27,726
      Furniture, fixtures and equipment                       3,815                     3,815
                                                         ----------                 ---------
                                                             37,253                    37,059
      Less:  accumulated depreciation                        (8,165)                   (7,599)
                                                         ----------                 ---------
                                                             29,088                    29,460

Unamortized mortgage fees                                     1,425                     1,425
Less:  accumulated amortization                              (1,037)                     (966)
                                                         ----------                 ---------
                                                                388                       459

Loan origination fees                                           143                        72
Less:  accumulated amortization                                 (19)                        -
                                                         ----------                 ---------
                                                                124                        72

Cash and cash equivalents                                     1,262                     1,896
Accounts receivable - related party                             319                       273
Prepaid expenses and other assets                               112                       154
Deferred rent receivable                                         53                        69
                                                         ----------                 ---------
                                                           $ 31,346                  $ 32,383
                                                         ==========                 =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                    $      347                 $     220

Contingencies

Preferred shareholders' minority
   interest in subsidiary                                       130                       125
                                                         ----------                ----------
      Total liabilities                                         477                       345

Shareholders' equity:
   Common stock, $0.01 par value,
      12,500,000 shares authorized
      5,181,236 issued and outstanding                           52                        52
   Additional paid-in capital                                44,823                    44,823
   Accumulated deficit                                      (14,006)                  (12,837)
                                                          ---------                 ---------
      Total shareholder's equity                             30,869                    32,038
                                                          ---------                 ---------
                                                           $ 31,346                  $ 32,383
                                                          =========                 =========

                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
   For the six-month and three-month periods ended February 28, 1999 and 1998
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                               Six Months Ended       Three Months Ended
                                                                 February 28,            February 28,
                                                                 ------------            ------------
                                                               1999        1998        1999        1998
                                                               ----        ----        ----        ----
     Revenues
        Rental income                                        $2,644      $2,446      $1,333      $1,254
        Interest income                                          31          43          13          22
                                                             ------      ------      ------      ------
                                                              2,675       2,489       1,346       1,276
     Expenses
        Depreciation expense                                    566         566         283         283
        Amortization expense                                     90          71          49          36
        General and administrative                              177          57          76          42
        Professional fees                                       762         190         590         106
        Directors' compensation                                  47          58          27          34
                                                             ------      ------      ------      ------
                                                              1,642         942       1,025         501
                                                             ------      ------      ------      ------

     Net Income                                              $1,033      $1,547        $321        $775
                                                             ======      ======        ====        ====

     Basic earnings per share of common stock                 $0.20       $0.30      $ 0.06      $ 0.15
                                                              =====       =====      ======      ======

     Cash dividends paid per share of common stock            $0.43       $0.35      $ 0.21      $ 0.19
                                                              =====       =====      ======      ======

The above earnings and cash dividends paid per share of common stock are based upon the 5,181,236 shares outstanding for each period.

                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
        For the six months ended February 28, 1999 and 1998 (Unaudited)
                 (Dollars in thousands, except per share data)

                                              Common Stock           Additional
                                             $.01 Par Value           Paid-In        Accumulated
                                          Shares           Amount     Capital          Deficit           Total
                                          ------           ------     -------          -------           -----
Shareholders' equity
at August 31, 1997                      5,181,236            $52        $44,823        $(11,988)          $ 32,887

Cash dividends paid                             -              -              -          (1,813)           (1,813)

Net income                                      -              -              -           1,547             1,547
                                        ---------            ---        -------        --------           --------

Shareholders' equity
at February 28, 1998                    5,181,236           $ 52        $44,823        $(12,254)          $ 32,621
                                        =========           ====        =======        =========          ========

Shareholders' equity
at August 31, 1998                      5,181,236           $ 52        $44,823        $(12,837)           $32,038

Cash dividends paid                             -              -              -          (2,202)           (2,202)

Net income                                      -              -              -           1,033             1,033
                                        ---------            ---        -------        --------           --------

Shareholders' equity
at February 28, 1999                    5,181,236           $ 52        $44,823        $(14,006)          $ 30,869
                                        =========           ====        =======        =========          ========

                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the six months ended February 28, 1999 and 1998 (Unaudited)
                             (Dollars in thousands)

                                                                                 Six Months Ended
                                                                                    February 28,
                                                                              1999                1998
                                                                              ----                ----
Cash flows from operating activities:
   Net income                                                                $ 1,033            $ 1,547
   Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization expense                                  656                637
               Changes in assets and liabilities:
                  Accounts receivable - related party                            (46)              (417)
                  Prepaid expenses and other assets                               42                (44)
                  Deferred rent receivable                                        16                  8
                  Accounts payable and accrued expenses                          127                 17
                  Accounts payable - related party                                --               (155)
                  Preferred shareholders' minority interest                        5                  4
                                                                             -------            -------
                                 Net cash provided by operating activities     1,833              1,597

Cash flows from investing activities:
                Additions to operating investment properties                    (194)              (372)
                                                                             -------            -------
                                Net cash used in investing activities           (194)              (372)

Cash flows from financing activities:
           Loan origination fees paid                                            (71)                --
                Cash dividends paid to shareholders                           (2,202)            (1,813)
                                                                             -------            -------
                     Net cash used in financing activities                    (2,273)            (1,813)
                                                                             -------            -------

Net decrease in cash and cash equivalents                                       (634)              (588)

Cash and cash equivalents, beginning of period                                 1,896              2,361
                                                                             -------            -------

Cash and cash equivalents, end of period                                     $ 1,262            $ 1,773
                                                                             =======            ======-

                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)

1. General

     The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements and footnotes contained in the ILM II Senior Living, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended August 31, 1998. In the opinion of management, the accompanying interim consolidated financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim periods. All of the accounting adjustments reflected in the accompanying interim consolidated financial statements are of a normal recurring nature.

     The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles for interim financial information, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of February 28, 1999 and revenues and expenses for each of the six- and three-month periods ended February 28, 1999 and 1998. Actual results could differ from the estimates and assumptions used. Certain numbers in the prior period's financial statements have been reclassified to conform to the current period's presentation. The results of operations for the six- and three-month periods ended February 28, 1999, are not necessarily indicative of the results that may be expected for the year ended August 31, 1999.

     The Company was incorporated on February 5, 1990 under the laws of the State of Virginia as a Virginia finite-life corporation, formerly PaineWebber Independent Mortgage Inc. II. On September 12, 1990, the Company sold to the public in a registered initial offering 5,181,236 shares of common stock, $.01 par value. The Company received capital contributions of $51,812,356, of which $200,000 represented the sale of 20,000 shares to an affiliate at that time, PaineWebber Group, Inc. ("PaineWebber"). For discussion purposes, PaineWebber will refer to PaineWebber Group, Inc., and all affiliates that provided services to the Company in the past.

     The Company elected to qualify and be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended, for each taxable year of operations.

     The Company originally invested the net proceeds of the initial public offering in six participating mortgage loans secured by senior housing facilities located in five different states ("Senior Housing Facilities"). All of the loans made by the Company were originally to Angeles Housing Concepts, Inc. ("AHC"), as mortgagor, a company specializing in the development, acquisition and operation of Senior Housing Facilities and guaranteed by AHC's corporate parent, Angeles Corporation ("Angeles").

     ILM II Holding, Inc. ("ILM II Holding"), a majority-owned subsidiary of the Company, now holds title to the six Senior Housing Facilities, which comprise the balance of the operating investment properties on the accompanying consolidated balance sheets, subject to certain mortgage loans payable to the Company. Such mortgage loans and the related interest expense are eliminated in the consolidation of the financial statements of the Company.

     The Company made charitable gifts of one share of the preferred stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The preferred stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the preferred stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. Since ILM II Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation of ILM II Holding. Cumulative dividends accrued as of February 28, 1999 on the preferred stock in ILM II Holding totaled approximately $18,500.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

1. General (continued

     As part of the fiscal 1994 Settlement Agreement with AHC, ILM II Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement. The management agreement with AHC was terminated in July 1996. Subsequent to the effective date of the settlement agreement with AHC, in order to maximize the potential returns to the Company's existing Shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, ILM II Lease Corporation ("Lease II"), for the purpose of operating the Senior Housing Facilities under the terms of a facilities lease agreement (the "Facilities Lease Agreement"). All of the shares of capital stock of Lease II were distributed to the holders of record of the Company's common stock and the Senior Housing Facilities were leased to Lease II (see Note 2 for a description of the Facilities Lease Agreement). Lease II is a public company subject to the reporting obligations of the Securities and Exchange Commission. All responsibility for the day-to-day management of the Senior Housing Facilities, including administration of the property management agreement with AHC, was transferred to Lease II. On July 29, 1996, the management agreement with AHC was terminated and Lease II retained Capital Senior Management 2, Inc. ("Capital") to be the new property manager of its Senior Housing Facilities pursuant to a management agreement (the "Management Agreement"). Lawrence A. Cohen, who, through July 28, 1998, served as President, Chief Executive Officer and Director of the Company and a Director of Lease II has also served as Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital, since November 1996. As a result, through July 28, 1998, Capital was considered a related party.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

2. Operating Investment Properties Subject to Facilities Lease Agreement

     At May 31, 1998, through its consolidated subsidiary, the Company owned six Senior Housing Facilities. The name, location and size of the properties are as set forth below:

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

     Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the existing Shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, Lease II, for the purpose of operating the Senior Housing Facilities under the terms of a Facilities Lease Agreement dated September 1, 1995 between the Company's consolidated affiliate, ILM II Holding, as owner of the properties and lessor (the "Lessor"), and Lease II as lessee (the "Lessee"). The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the term of the Facilities Lease Agreement, which expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara facility), unless earlier terminated at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party upon 30 days' notice to the Company. Lease II pays annual base rent for the use of all of the Facilities in the aggregate amount of $4,035,600 per year. Lease II also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rent was $642,000 and $332,000 for the six- and three-month periods ended February 28, 1999, respectively, compared to $436,000 and $245,000, for the six- and three-month periods ended February 28, 1998, respectively.

Recent Developments

     On February 7, 1999, the Company entered into an agreement and plan of merger with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. Consummation of the merger is presently anticipated in October 1999. In connection with the merger, the Company has agreed to cause ILM II Holding to cancel and terminate the Facilities Lease Agreement with Lease II immediately prior to the effective time of the merger. There can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof. As noted above, the Facilities Lease Agreement, which is scheduled to expire on December 31, 2000, may be terminated earlier at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party. As a result, Lease II would have little "going concern" value. There can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

3. Related Party Transactions

     Subject to the supervision of the Company's Board of Directors, assistance in managing the business of the Company was provided by PaineWebber. As discussed in the Company's Annual Report on Form 10-K, PaineWebber resigned effective as of June 18, 1997.

     Lease II has retained Capital to be the property manager of the Senior Housing Facilities and the Company has guaranteed the payment of all fees due to Capital pursuant to the Management Agreement which commenced on July 29, 1996. Lawrence A. Cohen, who served through July 28, 1998 as President, Chief Executive Officer and Director of the Company and a Director of Lease II, has also served as Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital, since November 1996. For the six- and three-month periods ended February 28, 1999, Capital earned property management fees from the Company of $546,700 and $323,063, respectively, compared to $444,000 and $239,000, for the six- and three-month periods ended February 28, 1998, respectively.

     On September 18, 1997, Lease II entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansion of several of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. The Company will reimburse Lease II for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the six- and three-month periods ended February 28, 1999, Capital Senior Development, Inc. earned fees from Lease II of $0 and $0, respectively, compared to $99,000 and $59,000 for the six- and three-month periods ended February 28, 1998, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

     Jeffry R. Dwyer is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the six-month periods ended February 28, 1999 and 1998, Greenburg Traurig earned fees from the Company of $351,651 and $119,000, respectively. For the three-month periods ended February 28, 1999 and 1998, Greenberg Traurig earned fees from the Company of $246,480 and $65,000, respectively.

     Accounts receivable - related party at February 28, 1999 and August 31, 1998 includes variable rent due from Lease II. There were no accounts payable-related party at either February 28, 1999 or August 31, 1998.

4. Legal Proceedings and Contingencies

   Termination of Management Contract with AHC

     On July 29, 1996, Lease II and ILM II Holding ("the Companies") terminated a property management agreement with AHC covering the six Senior Housing Facilities leased by Lease II from ILM II Holding. The management agreement was terminated for cause pursuant to Sections 1.05 (a) (i), (iii) and (iv) of the agreement. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Companies alleged that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies.

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

     On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence Cohen, who, through July 28, 1998, was President, Chief Executive Officer and a Director of the Company; and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages in the amount of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court for the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by Lease I and Lease II on behalf of Mr. Cohen totaled $239,000 as of February 28, 1999. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the Boards of Directors of Lease I and Lease II voted to increase the maximum amount of the advance to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California litigation. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000. At February 28, 1999, the amount of legal fees either advanced to Capital or accrued on the financial statements of Lease I and Lease II totaled approximately $619,000.

     On August 18, 1998, the Company and its affiliates along with Capital and its affiliates entered into a settlement agreement with AHC. Lease I and Lease II agreed to pay $1,625,000 and Capital and its affiliates agreed to pay $625,000 to AHC in settlement of all claims, including those related to the Virginia litigation and the California litigation. The Company and its affiliates also entered into an agreement with Capital and its affiliates to mutually release each other from all claims that any such parties, may have against each other, other than any claims under the property management agreements. The Company's Board of Directors believed that settling the AHC litigation was a prudent course of action because the settlement amount represented a small percentage of the increases in cash flow and value achieved for the Company and its affiliates over the past two years.

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

     In an oral ruling from the bench on December 8, 1998, the Court granted the Company's dismissal motion in part and gave the plaintiffs leave to amend their complaint. In sum, the Court accepted the Company's position that all claims relating to so-called "derivative" actions were filed improperly and were dismissed. In addition, the Court dismissed common law claims for punitive damages, but allowed plaintiffs 30 days to allege any claims, which may have injured shareholders without injuring the Company as a whole.

     On January 22, 1999, the Feldman plaintiffs filed an amended complaint, again purporting to commence a class action, and adding claims under Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Even before the Company and the Board of Directors responded to that amended complaint, the Feldman plaintiffs moved for leave to file a second amended complaint to add claims directed at enjoining the announced potential merger with Capital Senior Living Corporation and, alternatively, for compensatory and punitive damages. At a hearing held on March 4, 1999 relating to the motion for leave to file that second amended complaint and to expedite discovery, the Court granted leave to amend and set a schedule for discovery leading to a trial (if necessary) in Summer 1999. The plaintiffs have requested documents and depositions of certain current and former Directors. The Company and the Board of Directors anticipate filing a motion to dismiss the second amended complaint in April 1999 and to continue to contest the action vigorously.

5. Construction Loan Financing

     The Company has finalized negotiations with a major bank to provide a construction loan facility that will provide the Company with up to $8.8 million to fund the capital costs of the potential expansion programs. The construction loan facility will be secured by a first mortgage of the Company's properties and collateral assignment of the Company's leases of such properties. The loan will have a three-year term with interest accruing at a rate equal to LIBOR plus 1.10% or Prime plus 0.5%. The loan term could be extended for an additional two years beyond its maturity date with monthly payments of principal and interest on a 25-year amortization schedule. Loan origination costs in connection with this loan facility are being amortized over the life of the loan.

6. Year 2000

     The Company relies upon PC-based computer systems and does not expect to incur material costs to transition to Year 2000 compliant systems in its internal operations. The Company does not expect this project to have a significant effect on operations. The Company will continue to implement systems and all new investments are expected to be with Year 2000 compliant software.

7. Subsequent Event

     On March 15, 1999, the Company's Board of Directors declared a quarterly dividend for the three-month period ended February 28, 1999. On April 15, 1999, a dividend of $0.2125 per share of common stock, totaling approximately $1,101,000, was paid to Shareholders of record as of March 31, 1999.

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

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

     Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the Company's existing Shareholders while maintaining its qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, Lease II, for the purpose of operating the Senior Housing Facilities under the terms of a Facilities Lease Agreement. As of August 31, 1995, Lease II, which is taxable as a so-called "C" corporation and not as a REIT, was a wholly owned subsidiary of the Company. On September 1, 1995 the Company, after receiving the required regulatory approval, distributed all of the shares of capital stock of Lease II to the holders of record of the Company's common stock.

     The Facilities Lease Agreement is between the Company's consolidated affiliate, ILM II Holding, as owner of the Senior Housing Facilities and Lessor, and Lease II as Lessee. The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Pursuant to the Facilities Lease Agreement, which expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara property), Lease II pays annual base rent for the use of all the Senior Housing Facilities in the aggregate amount of $4,035,600. Lease II also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rental income for the six- and three-month periods ended February 28, 1999 was $642,000 and $332,000, respectively, compared to $456,000 and $245,000, for the six- and three-month periods ended February 28, 1998, respectively.

     The Company completed its restructuring plans by qualifying ILM II Holding as a REIT for Federal tax purposes. In connection with these plans, on November 21, 1996, the Company requested that PaineWebber sell all of its stock in ILM II Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM II Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM II Holding was completed at an agreed upon fair value of $40,000. With this transfer completed, effective January 23, 1997, ILM Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of non-voting, 8% cumulative preferred stock issued to the Company. The number of authorized shares of preferred stock and common stock in ILM II Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

General (continued)

liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. Since ILM II Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. Cumulative dividends in arrears as of February 28, 1999 on the Preferred Stock in ILM II Holding totaled approximately $18,500.

     The assumption of ownership of the properties through ILM II Holding, which was organized as a so-called "C" corporation for tax purposes, has resulted in a possible future tax liability which would be payable upon the ultimate sale of the properties (the "built-in gain tax"). The amount of such tax would be calculated based on the lesser of the total net gain realized from the sale transaction or the portion of the net gain realized upon a final sale which is attributable to the period during which the properties were held in a C corporation.

     Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM II Holding to a REIT would not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the properties were to be held for a period of at least ten years from the date of the conversion of ILM II Holding to a REIT. However, since the end of the Company's original anticipated holding period is within three years, the properties may not be held for an additional ten years. The Board of Directors may defer the Company's scheduled liquidation date if in the opinion of a majority of the Directors the disposition of the Company's assets at such time would result in a material under-realization of the value of such assets; provided, however, that no such deferral may extend beyond December 31, 2014 absent amendment of the Company's Articles of Incorporation. Based on management's current estimate of the increase in values of the Senior Housing Facilities which occurred between April 1994 and January 1996, as supported by independent appraisals, ILM II Holding would incur a sizable tax if the properties were sold. Based on this increase in values during the time ILM II Holding was operated as a regular C corporation, a sale within ten years of the date of the conversion of ILM II Holding to a REIT could result in a built-in gain tax of as much as $2.3 million.

     Because the ownership of the assets of ILM II Holding was expected to be transferred to the Company or its wholly-owned subsidiary, ILM II Holding was capitalized with funds to provide it with working capital only for a limited period of time. At the present time, ILM II Holding is not expected to have sufficient cash flow during fiscal 1999 to (i) meet its obligations to make the debt service payments due under the loans, and (ii) pay for capital improvements and structural repairs in accordance with the terms of the Facilities Lease Agreement. Although, ILM II Holding is not expected to fully fund its scheduled debt service payments to the Company, the estimated current values of the Senior Housing Facilities are well in excess of the mortgage principal amounts plus accrued interest at February 28, 1999. As a result, the Company is expected to recover the full amount that would be due under the loans upon sale of the Facilities.

Recent Developments

     On February 7, 1999, the Company entered into an agreement and plan of merger with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. Consummation of the merger is presently anticipated in October 1999. In connection with the merger, the Company has agreed to cause ILM II Holding to cancel and terminate the Facilities Lease Agreement with Lease II immediately prior to the effective time of the merger. There can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof. As noted above, the Facilities Lease Agreement, which is scheduled to expire on December 31, 2000, may be terminated earlier at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party. As a result, Lease II would have little "going concern" value. There can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof.

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

     Occupancy levels for the six properties in which the Company has invested averaged 94% and 96% for the three-month periods ended February 28, 1999 and 1998, respectively. The Company's net operating cash flow is expected to be relatively stable and predictable due to the structure of the Facilities Lease Agreement. The annual base rental payments owed to ILM II Holding are $4,035,600 and will remain at that level for the remainder of the lease term. In addition, the Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation, as discussed further above, which became effective in January 1997.

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

     The Company and ILM I have been pursuing the potential for future expansion of several of the facilities which are located in areas that have particularly strong markets for senior housing. Potential expansion candidates include the facilities located in Omaha, Nebraska; and Fort Myers, Florida. As part of this expansion program, approximately one acre of land located adjacent to the Omaha facility was acquired in the first quarter of fiscal year 1998 for approximately $135,000. The Fort Myers facility includes a vacant parcel of approximately one and one-half acres which could accommodate an expansion of the existing facility or the construction of a new free-standing facility. Preliminary feasibility evaluations have been completed for all of these potential expansions and pre-construction design and construction-cost evaluations are underway for expansions of the facilities located in Omaha and Fort Myers. Additionally, in December 1997, ILM II Holding purchased a one-half acre parcel of land adjacent to the Stockton facility for approximately $136,000. Although no expansion of this facility is being considered at this time, this additional land will provide needed parking spaces and improved access to the existing facility as well as future expansion potential.

     The Company has finalized negotiations with a major bank to provide a construction loan facility that would provide the Company with up to $8.8 million to fund the capital costs of these potential expansion programs. The construction loan facility would be secured by a first mortgage of the Company's properties and collateral assignment of the Company's leases of such properties. The loan has a three-year term with interest accruing at a rate equal to LIBOR plus 1.10% or Prime plus 0.5%. The loan term could be extended for an additional two years beyond its maturity date with monthly payments of principal and interest on a 25-year amortization schedule.

     At February 28, 1999, the Company had cash and cash equivalents of $1,262,000 compared to $1,896,000 at August 31, 1998. Such amounts will be used for the working capital requirements of the Company, along with the possible investment in the properties owned by ILM II Holding for certain capital improvements, and for dividends to the Shareholders. Future capital improvements could be financed from operations or through borrowings, depending on the magnitude of the improvements, the availability of financing and the Company's incremental borrowing rate. The source of future liquidity and dividends to the Shareholders is expected to be through facilities lease payments from Lease II, interest income earned on invested cash reserves and proceeds from the future sales of the underlying operating investment properties. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis. The Company generally will be obligated to distribute annually at least 95% of its taxable income to its Shareholders in order to continue to qualify as a REIT under the Internal Revenue Code.

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

Year 2000

     The Company relies upon PC-based computer systems and does not expect to incur material costs to transition to Year 2000 compliant systems in its internal operations. The Company does not expect this project to have a significant effect on operations. The Company will continue to implement systems and all new investments are expected to be with Year 2000 compliant software.

Market Risk

     The Company believes its market risk is immaterial.

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

For the Six Months Ended February 28, 1999 versus the Six Months Ended February 28, 1998

     Net income decreased $514,000 to $1,033,000 for the six-month period ended February 28, 1999 compared to $1,547,000 for the six-month period ended February 28, 1998. Total revenue was $2,675,000 representing an increase of $186,000, or 7.5%, compared to the same period of the prior year. Rental and other income increased $198,000, to $2,644,000 for the six-month period ended February 28, 1999, compared to $2,446,000 for the six-month period ended February 28, 1998, due to increased rental income earned pursuant to the terms of the Facilities Lease Agreement. Total expenses increased $700,000, or 74.3%, to $1,642,000 for the six-month period ended February 28, 1999, compared to $942,000 for the six-month period ended February 28, 1998. This increase in expenses is primarily attributable to increased professional fees due to increased legal, financial and advisory professionals who were engaged to assist the Company with the proposed agreement and plan of merger with Capital Senior Living Corporation, as discussed in Note 2 to the financial statements, and increased legal fees associated with the construction loan facility. The $120,000 increase in General and Administrative expenses to $177.000 for the six-month period ended February 28, 1999, compared to $57,000 for the same period last year, is due to a variety of factors including increased Director and Officer insurance costs of $62,000; increased printing costs of $30,000 for the annual and quarterly reports which were completed earlier in the current year when compared to the previous year; $32,000 in state tax payments; and minor increases and decreases in other general and administrative costs. Directors' Compensation decreased $11,000, or 19%, due to a decrease in the number of Board members.

For the Three Months Ended February 28, 1999 versus the Three Months Ended February 28, 1998

     Net income decreased $454,000 to $321,000 for the second quarter ended February 28, 1999 compared to $775,000 for the second quarter ended February 28, 1998. Total revenue was $1,346,000 representing an increase of $70,000, or 5.5%, compared to the same period of the prior year. Rental and other income increased $79,000, to $1,333,000 for the quarter ended February 28, 1999, compared to $1,254,000 for the quarter ended February 28, 1998, due to increased rental income earned pursuant to the terms of the Facilities Lease Agreement. Total expenses increased $524,000, or 104.6%, to $1,025,000 for the three-month period ended February 28, 1999, compared to $501,000 for the three-month period ended February 28, 1998. This increase in expenses is primarily attributable to increased legal fees associated with the construction loan facility and increased legal and professional fees associated with the Company's proposed agreement and plan of merger with Capital Senior Living Corporation, as discussed in Note 2 to the financial statements. The $34,000 increase in General and Administrative expenses to $76,000 for the quarter ended February 28, 1999, compared to $42,000 for the same period last year, is due to a variety of factors including increased Director and Officer insurance costs of $11,000; increased printing costs of $16,000 for the annual and quarterly reports which were completed earlier in the current year when compared to the previous year; and $7,000 in state tax payments. Directors' Compensation decreased $11,000, or 19%, due to a decrease in the number of Board members.

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Forward-Looking Information

     Certain statements included in this Quarterly Report on Form 10-Q ("Quarterly Report") constitute "forward-looking statements" intended to qualify for the safe harbors from liability established by Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally can be identified as such because the context of the statement will include words such as "believes," "could," "may," "should," "enable," "likely," "prospects," "seek," "predicts," "possible," "forecasts," "projects," "anticipates," "expects" and words of analogous import and correlative expressions thereof, as well as statements preceded or otherwise qualified by: "there can be no assurance" or "no assurance can be given." Similarly, statements that describe the Company's future plans, objectives, strategies or goals also are forward-looking statements. Such statements may address future events and conditions concerning, among other things, the Company's cash flows, results of operations and financial condition; the consummation of acquisition and financing transactions and the effect thereof on the Company's business, anticipated capital expenditures, proposed operating budgets and accounting reserves; litigation; property expansion and development programs or plans; regulatory matters; and the Company's plans, goals, strategies and objectives for future operations and performance. Any such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such forward-looking statements are subject to a number of assumptions regarding, among other things, general economic, competitive and market conditions. Such assumptions necessarily are based on facts and conditions as they exist at the time such statements are made, the prediction or assessment of which may be difficult or impossible and, in any case, beyond the Company's control. Further, the Company's business is subject to a number of risks that may affect any such forward-looking statements and also could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements. All forward-looking statements contained in this Quarterly Report are expressly qualified in their entirety by the cautionary statements in this paragraph. Moreover, the Company does not intend to update or revise any forward-looking statements to reflect any changes in general economic, competitive or market conditions and developments beyond its control.

     Readers of this Quarterly Report are cautioned not to place undue reliance on any of the forward-looking statements set forth herein and the Company makes absolutely no promises, guarantees, representations or warranties as to the accuracy thereof.

                           ILM II SENIOR LIVING, INC.

                            PART II-OTHER INFORMATION

Item 1. through 5.     NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:     27.  Financial Data Schedule

(b) Reports on Form 8-K: The Company filed a Current Report on Form 8-K dated February 7, 1999 reporting that the Company had entered into an Agreement and Plan of Merger with Capital Senior Living Corporation.

                           ILM II SENIOR LIVING, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         By: ILM II SENIOR LIVING, INC.

                                            By:  /s/  J. William Sharman, Jr.
                                                 ----------------------------
                                                      J. William Sharman, Jr.
                                                      President and Director

Dated:  April 12, 1999