Form 10-Q
period 1999-05-31
ILM II SENIOR LIVING INC /VA
filed 1999-07-15
CIK 861880

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR QUARTERLY PERIOD ENDED MAY 31, 1999

                                       OR

          __  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from ____to____.

                         Commission File Number: 0-18942

                           ILM II SENIOR LIVING, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

       Virginia                                                  06-1293758
-----------------------                                     --------------------
(State of organization)                                     (I.R.S. Employer
                                                            Identification No.)

8180 Greensboro Drive, Suite 850, McLean, VA                      22102
--------------------------------------------------------------------------------
   (Address of principal executive office)                      (Zip Code)

Registrant's telephone number, including area code:           (888) 357-3550
                                                            --------------------

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
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes        No  X
                                          -----     -----



Shares of common stock outstanding as of May 31, 1999:  5,181,236.

                            ILM II SENIOR LIVING, INC

                                      INDEX


                                                                                                             Page
                                                                                                             ----

Part I.  Financial Information

     Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  May 31, 1999 (Unaudited) and August 31, 1998.................................................4

                  Consolidated Statements of Income
                  For the nine months and three months ended May 31, 1999 and 1998 (Unaudited).................5

                  Consolidated Statements of Changes in Shareholders' Equity
                  For the nine months ended May 31, 1999 and 1998 (Unaudited)..................................6

                  Consolidated Statements of Cash Flows
                  For the nine months ended May 31, 1999 and 1998 (Unaudited)..................................7

                  Notes to Consolidated Financial Statements (Unaudited)....................................8-14

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....15-20

Part II.  Other Information

         Item 5.  Other Information...........................................................................21

         Item 6.  Exhibits and Reports on Form 8-K............................................................21

Signatures....................................................................................................22

                            ILM II SENIOR LIVING, INC


PART I.  FINANCIAL INFORMATION

         Item I.  Financial Statements
                  (see next page)

                           ILM II SENIOR LIVING, INC.

                          CONSOLIDATED BALANCE SHEETS
                  May 31, 1999 (Unaudited) and August 31, 1998
                 (Dollars in thousands, except per share data)




                                 ASSETS                                May 31, 1999  August 31, 1998
                                                                       ------------  ---------------



Operating investment properties, at cost:
      Land ..........................................................     $  5,567      $  5,518
      Building and improvements .....................................       27,910        27,726
      Furniture, fixtures and equipment .............................        3,815         3,815
                                                                          --------      --------
                                                                            37,292        37,059
      Less:  accumulated depreciation ...............................       (8,448)       (7,599)
                                                                          --------      --------
                                                                            28,844        29,460

Unamortized mortgage fees ...........................................        1,425         1,425
Less:  accumulated amortization .....................................       (1,073)         (966)
                                                                          --------      --------
                                                                               352           459

Loan origination fees ...............................................          143            72
Less:  accumulated amortization .....................................          (31)           --
                                                                          --------      --------
                                                                               112            72

Cash and cash equivalents ...........................................          651         1,896
Accounts receivable - related party .................................          308           273
Prepaid expenses and other assets ...................................          185           154
Deferred rent receivable ............................................           45            69
                                                                          --------      --------
                                                                          $ 30,497      $ 32,383
                                                                          --------      --------
                                                                          --------      --------



                                 LIABILITIES AND SHAREHOLDERS' EQUITY


Accounts payable and accrued expenses ...............................     $    288      $    220

Preferred shareholders' minority
   interest in subsidiary ...........................................          132           125
                                                                          --------      --------
      Total liabilities .............................................          420           345

Contingencies

Shareholders' equity:
   Common stock, $0.01 par value,
      12,500,000 shares authorized
      5,181,236 shares issued and outstanding .......................           52            52
   Additional paid-in capital .......................................       44,823        44,823
   Accumulated deficit ..............................................      (14,798)      (12,837)
                                                                           --------      --------
      Total shareholder's equity ....................................       30,077        32,038
                                                                          --------      --------
                                                                          $ 30,497      $ 32,383
                                                                          --------      --------
                                                                          --------      --------




                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                For the nine-month and three-month periods ended
                        May 31, 1999 and 1998 (Unaudited)
                 (Dollars in thousands, except per share data)



                                                      Nine Months Ended                Three Months Ended
                                                           May 31,                          May 31,
                                                           -------                          -------

                                                          1999           1998          1999           1998
                                                          ----           ----          ----           ----
REVENUES
 Rental income                                          $3,946         $3,700        $1,302         $1,262
 Interest income                                            39             57             8             13
                                                      --------         ------        ------         ------
                                                         3,985          3,757         1,310          1,275

EXPENSES
 Depreciation expense                                      849            849           283            283
 Amortization expense                                      138            107            48             36
 General and administrative                                255             88            78             31
 Professional fees                                       1,335            337           573            147
 Directors' compensation                                    66             86            19             28
                                                      --------         ------        ------         ------
                                                         2,643          1,467         1,001            525
                                                      --------         ------        ------         ------

Net Income                                              $1,342         $2,290        $  309         $  750
                                                      --------         ------        ------         ------
                                                      --------         ------        ------         ------

Basic earnings per share of common stock               $  0.26        $  0.44        $ 0.06         $ 0.14
                                                      --------         ------        ------         ------
                                                      --------         ------        ------         ------

Cash dividends paid per share of common stock          $  0.64        $  0.54        $ 0.21         $ 0.19
                                                      --------         ------        ------         ------
                                                      --------         ------        ------         ------


The above earnings and cash dividends paid per share of common stock are based upon the 5,181,236 shares outstanding for each period.









                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          For the nine months ended May 31, 1999 and 1998 (Unaudited)
                  (Dollars in thousands, except per share data)

                                                 Common Stock
                                                $.01 Par Value               Additional
                                                --------------                 Paid-In           Accumulated
                                            SHARES             Amount          Capital             Deficit          Total
                                           ---------           ------          -------             -------          -----
Shareholders' equity
at August 31, 1997                         5,181,236              $52           $44,823           $(11,988)       $ 32,887

Cash dividends paid                                -                -                 -             (2,785)         (2,785)

Net income                                         -                -                 -              2,290           2,290
                                           ---------              ---           -------           --------         -------
Shareholders' equity
at May 31, 1998                            5,181,236             $ 52           $44,823           $(12,483)       $ 32,392
                                           ---------              ---           -------           --------         -------
                                           ---------              ---           -------           --------         -------


Shareholders' equity
at August 31, 1998                         5,181,236             $ 52           $44,823           $(12,837)       $ 32,038

Cash dividends paid                                -                -                 -             (3,303)         (3,303)

Net income                                         -                -                 -              1,342           1,342
                                           ---------              ---           -------           --------         -------

Shareholders' equity
at May 31, 1999                            5,181,236             $ 52           $44,823           $(14,798)       $ 30,077
                                           ---------              ---           -------           --------         -------
                                           ---------              ---           -------           --------         -------















                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the nine months ended May 31, 1999 and 1998 Unaudited)
                             (Dollars in thousands)

                                                                                  Nine Months Ended
                                                                                       May 31,
                                                                                  ------------------
                                                                                1999               1998
                                                                                ----               ----
Cash flows from operating activities:
   Net income                                                                  $1,342            $2,290
   Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization expense                                    987               956
         Accrued dividends on subsidiary's preferred
           stock                                                                    7                 6
         Changes in assets and liabilities:
           Accounts receivable -- related party                                   (35)           (1,105)
           Prepaid expenses and other assets                                      (31)             (128)
           Deferred rent receivable                                                24                24
           Accounts payable and accrued expenses                                   68                (3)
           Accounts payable -- related party                                        -               (98)
                                                                               ------            -------
                       Net cash provided by operating activities                2,362             1,942

Cash flows from investing activities:
           Additions to operating investment properties                          (233)             (385)
                                                                               ------            -------
                       Net cash used in investing activities                     (233)             (385)

Cash flows from financing activities:
           Loan origination fees paid                                             (71)                -
             Cash dividends paid to shareholders                               (3,303)           (2,785)
                                                                               ------            -------
                       Net cash used in financing activities                   (3,374)           (2,785)
                                                                               ------            -------

Net decrease in cash and cash equivalents                                      (1,245)           (1,228)

Cash and cash equivalents, beginning of period                                  1,896              2,361
                                                                               ------            -------

Cash and cash equivalents, end of period                                        $ 651             $1,133
                                                                               ------            -------
                                                                               ------            -------




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

     The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles for interim financial information, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of May 31, 1999 and revenues and expenses for each of the nine- and three-month periods ended May 31, 1999 and 1998. Actual results could differ from the estimates and assumptions used. Certain numbers in the prior period's financial statements have been reclassified to conform to the current period's presentation. The results of operations for the nine- and three-month periods ended May 31, 1999, are not necessarily indicative of the results that may be expected for the year ended
     August 31, 1999.

     The Company was incorporated on February 5, 1990 under the laws of the State of Virginia as a Virginia finite-life corporation, formerly PaineWebber Independent Mortgage Inc. II. On September 12, 1990, the Company sold to the public in a registered initial offering 5,181,236 shares of common stock, $.01 par value. The Company received capital contributions of $51,812,356, of which $200,000 represented the sale of 20,000 shares to an affiliate at that time, PaineWebber Group, Inc. ("PaineWebber" ). For discussion purposes, PaineWebber will refer to PaineWebber Group, Inc., and all affiliates that provided services to the Company in the past.

        The Company elected to qualify and be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended, for each taxable year of operations.

     The Company originally invested the net proceeds of the initial public offering in nine participating mortgage loans secured by senior housing facilities located in five different states ("Senior Housing Facilities"). All of the loans made by the Company were originally to Angeles Housing Concepts, Inc. ("AHC"), as mortgagor, a company specializing in the development, acquisition and operation of Senior Housing Facilities and guaranteed by AHC's corporate parent, Angeles Corporation ("Angeles").

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

     The Company made charitable gifts of one share of the preferred stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The preferred stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the preferred stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. Since ILM II Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation of ILM II Holding. Cumulative dividends accrued as of May 31, 1999 on the preferred stock in ILM II Holding totaled approximately $20,720.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)


1. GENERAL (CONTINUED)

     As part of the fiscal 1994 Settlement Agreement with AHC, ILM II Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement. The management agreement with AHC was terminated in July 1996. Subsequent to the effective date of the settlement agreement with AHC, in order to maximize the potential returns to the Company's existing Shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, ILM II Lease Corporation ("Lease II"), for the purpose of operating the Senior Housing Facilities under the terms of a facilities lease agreement (the "Facilities Lease Agreement"). All of the shares of capital stock of Lease II were distributed to the holders of record of the Company's common stock and the Senior Housing Facilities were leased to Lease II (see Note 2 for a description of the Facilities Lease Agreement). Lease II is a public company subject to the reporting obligations of the Securities and Exchange Commission. All responsibility for the day-to-day management of the Senior Housing Facilities, including administration of the property management agreement with AHC, was transferred to Lease II. On July 29, 1996, the management agreement with AHC was terminated and Lease II retained Capital Senior Management 2, Inc. ("Capital") to be the new property manager of its Senior Housing Facilities pursuant to a management agreement (the "Management Agreement").
     Lawrence A. Cohen, who, through July 28, 1998, served as President, Chief Executive Officer and Director of the Company and a Director of Lease II, has also served in various management capacities at Capital Senior Living Corporation, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer and Acting Chief Financial Officer of Capital Senior Living Corporation. As a result, through July 28, 1998, Capital was considered a related party.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

2. OPERATING INVESTMENT PROPERTIES SUBJECT TO FACILITIES LEASE AGREEMENT

   At May 31, 1999, through its consolidated subsidiary, the Company owned six Senior Housing Facilities. The name, location and size of the properties are as set forth below:

                                                                       Year Facility            Rentable             Resident
Name                                       Location                        Built                 Units               Capacity
----                                       --------                    -------------            --------             --------
     The Palms                             Fort Myers, FL                   1988                   205                  255
     Crown Villa                           Omaha, NE                        1992                    73                   73
     Overland Park Place                   Overland Park, KS                1984                   141                  153
     Rio Las Palmas                        Stockton, CA                     1988                   164                  190
     The Villa at Riverwood                St. Louis County, MO             1986                   120                  140
     Villa Santa Barbara (1)               Santa Barbara, CA                1979                   125                  125

     (1) The acquisition of Villa Santa Barbara was financed jointly by the Company and an affiliated entity, ILM I. All amounts generated from the operations of Villa Santa Barbara are equitably apportioned between the Company, together with its consolidated subsidiary, and ILM I, together with its consolidated subsidiary, generally 75% and 25%, respectively. Villa Santa Barbara is owned 75% by ILM II Holding and 25% by ILM I Holding, Inc. Upon the sale of ILM I or the Company, arrangements would be made to transfer the Santa Barbara facility to the non-selling joint tenant (or one of its subsidiaries). The property was extensively renovated in 1995.

     Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the existing Shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, Lease II, for the purpose of operating the Senior Housing Facilities under the terms of a Facilities Lease Agreement dated September 1, 1995 between the Company's consolidated affiliate, ILM II Holding, as owner of the properties and lessor (the "Lessor"), and Lease II as lessee (the "Lessee"). The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the term of the Facilities Lease Agreement, which expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara facility), unless earlier terminated at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party upon 30 days' notice to the Company. Lease II pays annual base rent for the use of all of the Facilities in the aggregate amount of $4,035,600 per year. Lease II also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rent was $943,000 and $301,000 for the nine-and three-month periods ended May 31, 1999, respectively, compared to $697,000 and $261,000, for the nine- and three-month periods ended May 31, 1998, respectively.

     RECENT DEVELOPMENTS

     On February 7, 1999, the Company entered into an agreement and plan of merger with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. While there can be no assurance, consummation of the merger is presently anticipated by the end of calendar year 1999. In connection with the merger, the Company has agreed to cause ILM II Holding to cancel and terminate the Facilities
     Lease Agreement with Lease II immediately prior to the effective time of the merger. There can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof. As noted above, the Facilities Lease Agreement, which is scheduled to expire on December 31, 2000, may be terminated earlier at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party. As a result, Lease II would have little "going concern" value. There can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof. If the merger is consummated, the stockholders of the Company will receive the merger consideration of approximately $14.30 per share, which approximate amount is based, in part, upon the per-share market price of Capital Senior Living Corporation's common stock on February 5, 1999.

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

     Lease II has retained Capital to be the property manager of the Senior Housing Facilities and the Company has guaranteed the payment of all fees due to Capital pursuant to the Management Agreement which commenced on July 29, 1996. Lawrence A. Cohen, who, through July 28, 1998, served as President, Chief Executive Officer and Director of the Company and a Director of Lease II, has also served in various management capacities at Capital Senior Living Corporation, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer and Acting Chief Financial Officer of Capital Senior Living Corporation. For the nine- and three-month periods ended May 31, 1999, Capital earned property management fees from the Company of $773,000 and $225,000, respectively, compared to $684,000 and $240,000, for the nine- and three-month periods ended May 31, 1998, respectively.

     On September 18, 1997, Lease II entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansion of several of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. The Company will reimburse Lease II for all costs related to these potential expansions including fees to Capital Senior
     Development, Inc. For the nine- and three-month periods ended May 31, 1999, Capital Senior Development, Inc. earned no fees from the Company compared to $73,000 and $14,000, for the nine- and three-month periods ended
     May 31, 1998, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

     Jeffry R. Dwyer, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the nine- and three-month periods ended May 31, 1999, Greenburg Traurig earned fees from the Company of $795,000 and $487,000, respectively. For the nine- and three-month periods ended May 31, 1998, Greenberg Traurig earned fees from the Company of $197,000 and $43,000, respectively.

     Accounts receivable -- related party at May 31, 1999 and August 31, 1998 includes variable rent due from Lease II. There were no accounts payable-related party at either May 31, 1999 or August 31, 1998.

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

     On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence Cohen, who, through July 28, 1998, was President, Chief Executive Officer and a Director of the Company; and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages in the amount of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court for the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by Lease I and Lease II on behalf of Mr. Cohen totaled $239,000 as of May 31, 1999. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the Boards of Directors of Lease I and Lease II voted to increase the maximum amount of the advance to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California litigation. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000. At
     May 31, 1999, the amount of legal fees either advanced to Capital or accrued on the financial statements of Lease I and Lease II totaled approximately $563,000.

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

     York, against the Company, ILM I and the Directors of both corporations. The class action complaint alleges that the Directors engaged in wasteful and oppressive conduct and breached fiduciary duties in preventing the sale or liquidation of the assets of the Company and ILM I, diverting certain of their assets and changing the nature of the Company and ILM I. The complaint seeks damages in an unspecified amount, punitive damages, the judicial dissolution of the Company and ILM I, an order requiring the Directors to take all steps to maximize Shareholder value, including either an auction or liquidation, and rescinding certain agreements and attorney's fees. On July 8, 1998, the Company joined with all other defendants to dismiss the complaint on all counts.

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


     On March 9, 1999, the Feldman plaintiffs filed a second amended complaint which included claims for injunctive relief and, in the alternative, damages in an unspecified amount. In response to the Company's motion to dismiss the second amended complaint filed by the plaintiffs, the court hearing the motion issued an order dismissing the plaintiffs' federal security claims. The plaintiffs have requested documents and depositions of certain current and former directors. The Company and the Board of Directors is continuing to contest the action vigorously.

5.    CONSTRUCTION LOAN FINANCING

     The Company has secured a construction loan facility with a major bank that will provide the Company with up to $8.8 million to fund the capital costs of the potential expansion programs. The construction loan facility is secured by a first mortgage of the Senior Housing Facilities and collateral assignment of the Company's leases of such properties. The loan has a three-year term with interest accruing at a rate equal to LIBOR plus 1.10% or Prime plus 0.5%. The loan term can be extended for an additional two years beyond its maturity date with monthly payments of principal and interest on a 25-year amortization schedule. Loan origination costs in connection with this loan facility are being amortized over the life of the loan.

     On June 7, 1999, the Company borrowed $1,165,000 under the construction loan facility to fund the pre-construction capital costs, incurred through April 1999, of the potential expansions of the Senior Housing Facilities, leaving approximately $7.6 million unused and available.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)


6.  SUBSEQUENT EVENT

     On June 15, 1999, the Company's Board of Directors declared a quarterly dividend for the three-month period ended May 31, 1999. On July 15, 1999, a dividend of $0.2125 per share of common stock, totaling approximately $1,101,000, was paid to Shareholders of record as of June 30, 1999.

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

     The Facilities Lease Agreement is between the Company's consolidated affiliate, ILM II Holding, as owner of the Senior Housing Facilities and Lessor, and Lease II as Lessee. The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Pursuant to the Facilities Lease Agreement, which expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara property), Lease II pays annual base rent for the use of all the Senior Housing Facilities in the aggregate amount of $4,035,600. Lease II also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rental income for the nine- and three-month periods ended May 31, 1999 was $943,000 and $301,000, respectively, compared to $697,000 and $261,000, for the nine- and three-month periods ended May 31, 1998, respectively.

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

liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. Since ILM II Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. Cumulative dividends in arrears as of May 31, 1999 on the Preferred Stock in ILM II Holding totaled approximately $20,720.

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

    Because the ownership of the assets of ILM II Holding was expected to be transferred to the Company or its wholly-owned subsidiary, ILM II Holding was capitalized with funds to provide it with working capital only for a limited period of time. At the present time, ILM II Holding is not expected to have sufficient cash flow during fiscal 1999 to (i) meet its obligations to make the debt service payments due under the loans, and (ii) pay for capital improvements and structural repairs in accordance with the terms of the Facilities Lease Agreement. Although ILM II Holding is not expected to fully fund its scheduled debt service payments to the Company, the estimated current values of the Senior Housing Facilities are well in excess of the mortgage principal amounts plus accrued interest at May 31, 1999. As a result, the Company is expected to recover the full amount that would be due under the loans upon sale of the Facilities.

RECENT DEVELOPMENTS

     On February 7, 1999, the Company entered into an agreement and plan of merger with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. While there can be no assurance, consummation of the merger is presently anticipated by the end of calendar year 1999. In connection with the merger, the Company has agreed to cause ILM II Holding to cancel and terminate the Facilities Lease Agreement with Lease II immediately prior to the effective time of the merger. There can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof. As noted above, the Facilities Lease Agreement, which is scheduled to expire on December 31, 2000, may be terminated earlier at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party. As a result, Lease II would have little "going concern" value. There can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof. If the merger is consummated, the stockholders of the Company will receive the merger consideration of approximately $14.30 per share, which approximate amount is based, in part, upon the per-share market price of Capital Senior Living Corporation's common stock on February 5, 1999.

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

     Occupancy levels for the six properties in which the Company has invested averaged 94% and 92% for the nine- and three-month periods ended May 31, 1999, respectively, compared to 94% and 95% for the nine- and three-month periods ended May 31, 1998, respectively. The Company's net operating cash flow is expected to be relatively stable and predictable due to the structure of the Facilities Lease Agreement. The annual base rental payments owed to ILM II Holding are $4,035,600 and will remain at that level for the remainder of the lease term. In addition, the Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation, as discussed further above, which became effective in January 1997.

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

    The Company and ILM I have been pursuing the potential for future expansion of several of the facilities which are located in areas that have particularly strong markets for senior housing. Potential expansion candidates include the facilities located in Omaha, Nebraska, and Fort Myers, Florida. As part of this expansion program, approximately one acre of land located adjacent to the Omaha facility was acquired in the first quarter of fiscal year 1998 for approximately $135,000. The Fort Myers facility includes a vacant parcel of approximately one and one-half acres which could accommodate an expansion of the existing facility or the construction of a new free-standing facility. Preliminary feasibility evaluations have been completed for all of these potential expansions and pre-construction design and construction-cost evaluations are underway for expansions of the facilities located in Omaha and Fort Myers. Additionally, in December 1997, ILM II Holding purchased a one-half acre parcel of land adjacent to the Stockton facility for approximately $136,000. Although no expansion of this facility is being considered at this time, this additional land will provide needed parking spaces and improved access to the existing facility as well as future expansion potential.

     The Company has secured a construction loan facility with a major bank that will provide the Company with up to $8.8 million to fund the capital costs of the potential expansion programs. The construction loan facility is secured by a first mortgage of the Senior Housing Facilities and collateral assignment of the Company's leases of such properties. The loan has a three-year term with interest accruing at a rate equal to LIBOR plus 1.10% or Prime plus 0.5%. The loan term can be extended for an additional two years beyond its maturity date with monthly payments of principal and interest on a 25-year amortization schedule. Loan origination costs in connection with this loan facility are being amortized over the life of the loan.

     On June 7, 1999, the Company borrowed $1,165,000 under the construction loan facility to fund the pre-construction capital costs, incurred through April 1999, of the potential expansions of the Senior Housing Facilities, leaving approximately $7.6 million unused and available.

     At May 31, 1999, the Company had cash and cash equivalents of $651,000 compared to $1,896,000 at August 31, 1998. Such amounts will be used for the working capital requirements of the Company, along with the possible investment in the properties owned by ILM II Holding for certain capital improvements, and for dividends to the Shareholders. Future capital improvements could be financed from operations or through borrowings, depending on the magnitude of the improvements, the availability of financing and the Company's incremental borrowing rate. The source of future liquidity and dividends to the Shareholders is expected to be through facilities lease payments

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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

YEAR 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize the year 2000 as a date other than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     The Company has assessed its exposure to operating equipment, and such exposure is not significant due to the nature of the Company's business.

     The Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of determining whether or ensuring those external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could impact the Company.

    Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has substantially completed all necessary phases of its Year 2000 program. In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Company. Although the amount of potential liability and lost revenue cannot be reasonably estimated at this time, in a worst case situation, if Capital, the Company's most significant third party contractor, were to experience a year 2000 problem, it is likely that Lease II would not receive rental income as it became due from Senior Living Facility residents. Lease II in turn would fail to pay ILM II Holding lease payments as they arise under the master lease, and ILM II Holding in turn would fail to pay the Company mortgage payments due it. However, the Company believes that given the nature of its business, such problem would be temporary and easily remediable with a simple accounting.

MARKET RISK

    The Company believes its market risk is immaterial.

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED MAY 31, 1999 VERSUS THE NINE MONTHS ENDED MAY 31, 1998

     Net income decreased $948,000, or 41.4%, to $1,342,000 for the nine-month period ended May 31, 1999 compared to $2,290,000 for the nine-month period ended May 31, 1998. Total revenue was $3,985,000 representing an increase of $228,000, or 6.1%, compared to $3,757,000 for the same period of the prior year. Rental and other income increased $246,000, to $3,946,000 for the nine-month period ended May 31, 1999, compared to $3,700,000 for the nine-month period ended May 31, 1998, due to increased rental income earned pursuant to the terms of the Facilities Lease Agreement. Total expenses increased $1,176,000, or 80.2%, to $2,643,000 for the nine-month period ended May 31, 1999, compared to $1,467,000 for the nine-month period ended May 31, 1998. This increase in expenses is primarily attributable to increased professional fees due to increased legal, financial and advisory professionals who were engaged to assist the Company with the proposed agreement and plan of merger with Capital Senior Living Corporation, as discussed in Note 2 to the financial statements, and increased legal fees associated with the construction loan facility. The $167,000 increase in general and administrative expenses to $255,000 for the nine-month period ended May 31, 1999, compared to $88,000 for the same period last year, is due to a variety of factors including increased Director and Officer insurance costs of $84,000; increased printing costs of $37,000 for the annual and quarterly reports which were completed earlier in the current year when compared to the previous year; and minor increases and decreases in other general and administrative costs. Directors' Compensation decreased $20,000, or 23.3%, due to a decrease in the number of Board members.

FOR THE THREE MONTHS ENDED MAY 31, 1999 VERSUS THE THREE MONTHS ENDED
MAY 31, 1998

     Net income decreased $441,000, or 58.8%, to $309,000 for the third quarter ended May 31, 1999 compared to $750,000 for the third quarter ended May 31, 1998. Total revenue was $1,310,000 representing an increase of $35,000, or 2.7%, compared to the same period of the prior year. Rental and other income increased $40,000, to $1,302,000 for the quarter ended May 31, 1999, compared to $1,262,000 for the quarter ended May 31, 1998, due to increased rental income earned pursuant to the terms of the Facilities Lease Agreement. Total expenses increased $476,000, or 90.7%, to $1,001,000 for the three-month period ended May 31, 1999, compared to $525,000 for the three-month period ended May 31, 1998. This increase in expenses is primarily attributable to increased legal and professional fees associated with the Company's proposed agreement and plan of merger with Capital Senior Living Corporation, as discussed in Note 2 to the financial statements. The $47,000 increase in general and administrative expenses to $78,000 for the quarter ended May 31, 1999, compared to $31,000 for the same period last year, is due to a variety of factors including increased Director and Officer insurance costs of $22,000; increased printing costs of $7,000 shareholder reports which were completed earlier in the current year when compared to the previous year; and minor increases and decreases in other general and administrative costs. Directors' Compensation decreased $9,000, or 32.1%, due to a decrease in the number of Board members.

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FORWARD-LOOKING INFORMATION

    CERTAIN STATEMENTS INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q ("QUARTERLY REPORT") CONSTITUTE "FORWARD-LOOKING STATEMENTS" INTENDED TO QUALIFY FOR THE SAFE HARBORS FROM LIABILITY ESTABLISHED BY SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). THESE FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED AS SUCH BECAUSE THE CONTEXT OF THE STATEMENT WILL INCLUDE WORDS SUCH AS "BELIEVES," " COULD," "MAY," "SHOULD," "ENABLE," "LIKELY," "PROSPECTS," "SEEK," "PREDICTS," "POSSIBLE," "FORECASTS," "PROJECTS," "ANTICIPATES," "EXPECTS" AND WORDS OF ANALOGOUS IMPORT AND CORRELATIVE EXPRESSIONS THEREOF, AS WELL AS STATEMENTS PRECEDED OR OTHERWISE QUALIFIED BY: "THERE CAN BE NO ASSURANCE" OR "NO ASSURANCE CAN BE GIVEN." SIMILARLY, STATEMENTS THAT DESCRIBE THE COMPANY'S FUTURE PLANS, OBJECTIVES, STRATEGIES OR GOALS ALSO ARE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS MAY ADDRESS FUTURE EVENTS AND CONDITIONS CONCERNING, AMONG OTHER THINGS, THE COMPANY'S CASH FLOWS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION; THE CONSUMMATION OF ACQUISITION AND FINANCING TRANSACTIONS AND THE EFFECT THEREOF ON THE COMPANY'S BUSINESS, ANTICIPATED CAPITAL EXPENDITURES, PROPOSED OPERATING BUDGETS AND ACCOUNTING RESERVES; LITIGATION; PROPERTY EXPANSION AND DEVELOPMENT PROGRAMS OR PLANS; REGULATORY MATTERS; AND THE COMPANY'S PLANS, GOALS, STRATEGIES AND OBJECTIVES FOR FUTURE OPERATIONS AND PERFORMANCE. ANY SUCH FORWARD LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES
THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS
ARE SUBJECT TO A NUMBER OF ASSUMPTIONS REGARDING, AMONG OTHER THINGS, GENERAL ECONOMIC, COMPETITIVE AND MARKET CONDITIONS. SUCH ASSUMPTIONS NECESSARILY ARE BASED ON FACTS AND CONDITIONS AS THEY EXIST AT THE TIME SUCH STATEMENTS ARE MADE, THE PREDICTION OR ASSESSMENT OF WHICH MAY BE DIFFICULT OR IMPOSSIBLE AND, IN ANY CASE, BEYOND THE COMPANY'S CONTROL. FURTHER, THE COMPANY'S BUSINESS IS SUBJECT TO A NUMBER OF RISKS THAT MAY AFFECT ANY SUCH FORWARD-LOOKING
STATEMENTS AND ALSO COULD CAUSE ACTUAL RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM THOSE PROJECTED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS IN THIS PARAGRAPH. MOREOVER, THE COMPANY DOES NOT INTEND TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS TO REFLECT ANY CHANGES IN GENERAL ECONOMIC, COMPETITIVE OR MARKET CONDITIONS AND DEVELOPMENTS BEYOND ITS CONTROL.

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




                                        BY:  ILM II SENIOR LIVING, INC.





                                            By: /S/ J. WILLIAM SHARMAN, JR.
                                                ---------------------------
                                                J. William Sharman, Jr.
                                                President and Director


Dated: JULY 15, 1999