Form 10-K/A
period 1998-08-31
ILM II SENIOR LIVING INC /VA
filed 1999-11-22
CIK 861880

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A

/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED: AUGUST 31, 1998
                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from _____ to _____.

                         Commission File Number: 0-18942

                           ILM II SENIOR LIVING, INC.
             (Exact name of registrant as specified in its charter)

       VIRGINIA                                  06-1293758
      ---------                                  ----------
(State of organization)               (I.R.S. Employer Identification No.)

8180 Greensboro Drive, Suite 850,   McLean, VA                    22102
------------------------------------------------                  -----
(Address of principal executive office)                         (Zip Code)

Registrant's telephone number, including area code:          888-257-3550
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes / /    No /X/

Shares of common stock outstanding as of August 31, 1998: 5,181,236. The aggregate sales price of the shares sold was $51,812,356. This does not reflect market value. There is no current market for these shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

            DOCUMENTS                              FORM 10-K/A REFERENCE
            ---------                              ---------------------
Prospectus of registrant dated                      Parts II, Part IV
August 8, 1990, as supplemented
[33 Act filing #33-33857]

Current Report on Form 8-K                          Part IV
of registrant dated August 21, 1998

================================================================================

                           ILM II SENIOR LIVING, INC.

                                1998 FORM 10-K-A

                                TABLE OF CONTENTS

                                                                                                     PAGE
PART I

Item  1        Business.............................................................................         I-1

Item  2        Properties...........................................................................         I-6

Item  3        Legal Proceedings....................................................................         I-7

Item  4        Submission of Matters to a Vote of Security Holders..................................         I-8

PART II

Item  5        Market for the Registrant's Shares and Related
                         Stockholder Matters........................................................        II-1

Item  6        Selected Financial Data..............................................................        II-2

Item  7        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations..................................................        II-3

Item  8        Financial Statements and Supplementary Data..........................................        II-9

Item  9        Changes in and Disagreements with Accountants on Accounting
                         and Financial Disclosure...................................................        II-9

PART III

Item 10        Directors and Executive Officers of the Registrant...................................       III-1

Item 11        Executive Compensation...............................................................       III-2

Item 12        Security Ownership of Certain Beneficial Owners and Management.......................       III-3

Item 13        Certain Relationships and Related Transactions.......................................       III-3

PART IV

Item 14        Exhibits, Financial Statement Schedules and Reports on Form 8-K......................        IV-1

Signatures..........................................................................................        IV-2

Index to Exhibits...................................................................................        IV-3

Financial Statements and Supplementary Data......................................................... F-1 to F-34

                                     PART I

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

     ILM II Holding holds title to the six Senior Housing Facilities which comprise the balance of operating investment properties on the accompanying consolidated balance sheets, subject to certain mortgage loans payable to the Company. Such mortgage loans and the related interest expense are eliminated in consolidation. The capital stock of ILM II Holding was originally owned by the Company and PaineWebber. ILM II Holding had issued 100 shares of Series A Preferred Stock to the Company in return for a capital contribution in the amount of $495,000 and had issued 10,000 shares of common stock to PaineWebber in return for a capital contribution in the amount of $5,000 on March 25, 1994. The common stock represented approximately 99 percent of the voting power and 1 percent of the economic interest in ILM II Holding, while the preferred stock represented approximately 1 percent of the voting power and 99 percent of the economic interest in ILM II Holding.

     The Company completed its restructuring plans by converting ILM II Holding to a REIT for tax purposes effective for Calendar year 1996. In connection with these plans, on November 21, 1996 the Company requested that PaineWebber sell all of the stock held in ILM II Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM II Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM II Holding was completed at an agreed upon fair value of $40,000, representing a $35,000 increase in fair value. This increase in fair value is based on the increase in values of the Senior Housing Facilities which occurred between April 1994 and January 1996, as supported by independent appraisals.

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

     At a meeting of the Company's Board of Directors on January 10, 1997, PaineWebber recommended the immediate sale of the Senior Housing Facilities held by the Company and an affiliated entity, ILM I Senior Living, Inc. ("ILM I"), by means of a controlled auction to be conducted by PaineWebber, at no additional compensation, with PaineWebber offering to purchase the properties for $127 million, thereby guaranteeing the shareholders a "floor" price. The Senior Housing Facilities held by the Company would represent approximately $52 million of this amount. After taxes and closing costs, net proceeds to the Company would equal approximately $48 million or approximately $9.36 per share. PaineWebber also stated that if it purchased the properties at the specified price and were then able to resell the properties at a higher price, PaineWebber would pay any "excess profits" to the Shareholders. To assist the Company in evaluating PaineWebber's proposal, NatWest Securities, a disinterested, independent investment banking firm with expertise in healthcare REITs and independent/assisted living financings was engaged by the Company and Lease II as well as by ILM I and its affiliates. Following a comprehensive analysis, the investment banking firm recommended that PaineWebber's proposal should be declined and that instead investigations of expansion and restructuring alternatives should be pursued. After analyzing PaineWebber's proposal and the recommendations and other information provided by the independent investment banking firm, the Boards of the Company and ILM I voted unanimously to decline PaineWebber's proposal and to explore the alternatives recommended by the independent investment banking firm. The Boards declined to seek an immediate sale of the properties because, in the Boards' view, the liquidation price would not reflect the "going concern" values of the Company and ILM I and, therefore, would not maximize Shareholder value. In addition, the Boards did not consider it advisable to liquidate the Company and ILM I on the suggested terms several years prior to their scheduled termination dates.

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

     The Company's investments as of August 31, 1998 are described below:

                                                                               Year
Property Name                                                   Date of      Facility     Rentable      Resident
and Location (1)                Type of Property              Investment       Built     Units (3)   Capacities (3)
---------------------           ----------------              ----------       -----     ---------   --------------
The Palms
Fort Myers, FL                  Senior Housing Facility         7/18/90        1988         205            255

Crown Villa
Omaha, NE                       Senior Housing Facility         4/25/91        1992          73            73

Overland Park Place
Overland Park, KS               Senior Housing Facility         4/9/92         1984         141            153

Rio Las Palmas
Stockton, CA                    Senior Housing Facility         5/14/92        1988         164            190

The Villa at Riverwood
St. Louis County, MO            Senior Housing Facility         5/29/92        1986         120            140

Villa Santa Barbara (2)
Santa Barbara, CA               Senior Housing Facility         7/13/92        1979         125            125

(1) See Note 4 to the consolidated financial statements filed with this Annual Report for a description of the agreements through which the Company has acquired these real estate investments.

(2) The acquisition of Villa Santa Barbara was financed jointly by the Company and an affiliated entity, ILM I. All amounts generated from Villa Santa Barbara are equitably apportioned between the Company, together with its consolidated subsidiary, and ILM I, together with its consolidated subsidiary (generally 75% and 25%, respectively). Villa Santa Barbara is owned 75% by ILM II Holding and 25% by ILM Holding, Inc. as tenants in common. Upon the sale of ILM I or the Company, arrangements would be made to transfer the Santa Barbara facility to the non-selling joint tenant (or one of its subsidiaries). The property was extensively renovated in 1995.

(3) Rentable units represent the number of apartment units and is a measure commonly used in the real estate industry. Resident capacity equals the number of bedrooms contained within the apartment units and corresponds to measures commonly used in the healthcare industry.

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

     Through June 18, 1997, and subject to the supervision of the Company's Board of Directors, assistance in the management of the business of the Company was provided by PaineWebber. PaineWebber resigned from this position effective as of June 18, 1997, although PaineWebber agreed to provide certain administrative services to the Company and its affiliates through August 31, 1997. Through the date of its resignation, PaineWebber performed the day-to-day operations of the Company and acted as the investment advisor and consultant for the Company. PaineWebber provided cash management, accounting, tax preparation, financial reporting, investor communications and relations as well as asset management services to the Company. These services are now being provided to the Company, subject to the supervision of the Company's Board of Directors, by various companies and consultants including Greenberg Traurig, Fleet Bank, Ernst & Young LLP, and MAVRICC Management Systems, Inc.

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

     Average occupancy levels for each fiscal quarter during 1998, along with an average for the year, are presented below for each property:

                                                                   Average Quarterly Occupancy
                                            --------------------------------------------------------------------------
                                                                                                         Fiscal 1998
                                              11/30/97        2/28/98        5/31/98        8/31/98        Average
                                              --------        -------        -------        -------      ------------
The Palms                                        92%            97%            97%            97%            96%

Crown Villa                                      97%            98%            97%            97%            97%

Overland Park Place                              99%            99%            99%            99%            99%

Rio Las Palmas                                   88%            90%            89%            90%            89%

The Villa at Riverwood                           94%            93%            95%            94%            94%

Villa Santa Barbara                              96%            97%            95%            96%            96%

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 6. SELECTED FINANCIAL DATA


                           ILM II SENIOR LIVING, INC.
         For the years ended August 31, 1998, 1997, 1996, 1995 and 1994
                  (Dollars in thousands, except per share data)

                                                         For the years ended August 31,
                                                         ------------------------------
                                       1998         1997(1)       1996           1995           1994
                                       ----         -------       -----          ----           ----
Revenues .......................   $     5,065   $     4,515   $        46    $        87    $        72

Operating income (loss) ........   $     2,907   $     2,184   $      (587)   $      (877)   $      (769)

Equity in income from properties
  securing mortgage loans ......          --            --     $     2,674    $     2,308    $     1,957

Net income .....................   $     2,907   $     2,184   $     2,087    $     1,431    $     1,188
                                   ===========   ===========   ===========    ===========    ===========

Earnings per
  share of common stock ........   $      0.56   $      0.42   $      0.40    $      0.27    $      0.23
                                   ===========   ===========   ===========    ===========    ===========

Cash dividends paid
  per share of common stock ....   $      0.73   $      0.61   $      0.50    $      0.43    $      0.40
                                   ===========   ===========   ===========    ===========    ===========

Total assets ...................   $    32,383   $    33,355   $    33,973    $    35,052    $    35,382

Shares outstanding .............     5,181,236     5,181,236     5,181,236      5,181,236      5,181,236

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

     Lease II retained Capital to be the new property manager of its Senior Housing Facilities pursuant to a Management Agreement which commenced on July 29, 1996. Lawrence A. Cohen, who, through July 28, 1998 served as President, Chief Executive Officer and Director of the Company and a Director of Lease II, has also served as Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital, since November 1996. As a result, through July 28, 1998, Capital was considered a related party. Under the terms of the Management Agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital is also eligible to earn an incentive management fee equal to 25% of the amount by which the average monthly net cash flow of the Senior Housing Facilities, as defined, for the twelve- month period ending on the last day of each calendar month during the term of the Management Agreement exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount will be increased annually based on the percentage increase in the Consumer Price Index as well as 15% of Facility expansion costs. The Company has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement.

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

YEAR 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize the year 2000 as a date other than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

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

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

     Net income increased $723,000 or 33.1% for fiscal year 1998 compared to fiscal year 1997. Total revenue was $5,065,000 representing an increase in revenue of $550,000 or 12.2% when compared to the prior fiscal year. Rental and other income increased by $572,000 or 13% from $4,416,000 in fiscal year 1997 to $4,988,000 in fiscal

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

year 1998 as a result of increased rental income earned pursuant to the terms of the master lease agreement. Interest income decreased $22,000 or 22.2% as a result of a decrease in the average balances of cash and cash equivalents in fiscal year 1998 versus fiscal year 1997. Total expenses decreased $173,000 or 7.4% when compared to 1997. General and administrative expenses decreased $341,000 or 60.6% due, in part, to reimbursable costs and ILM II Holding restructuring costs of the prior year. This decrease in expenses in fiscal year 1998 was offset by a $232,000 or 75.3% increase in professional fees associated with restructuring advice provided by the independent investment banking firm and increased legal fees as well as a $29,000 or 35.4% increase in Director's compensation as a result of more frequent Board of Directors meetings.

1997 COMPARED TO 1996

     Net income increased by $97,000 or 4.6% for fiscal year 1997 when compared to fiscal year 1996. Revenue increased by $4,469,000 or 9,715.2% of which $4,416,000 or 100% was due to the consolidation of ILM II Holding in fiscal year 1997 including an improvement in master lease rentals of $412,000 from the property leases owing to improved overall occupancies and revenues of the lessee. Interest income increased $53,000 or 115.2% as a result of an increase in the average balances of cash and cash equivalents in fiscal year 1997 versus fiscal year 1996. General and administrative and professional fee expenses increased $392,000 or 81% of which $242,000 or 50% of the increase was due, in part, to expenses associated with purchasing the remaining controlling interest in ILM II Holding, increased expenses associated with higher legal expenses and the expense of restructuring cost studies carried out by the independent investment banking firm. The remaining $151,000 or 31% increase in general and administrative and professional fee expenses is due to the consolidation of ILM II Holding in fiscal year 1997 which includes $116,000 associated with the charitable contribution of ILM II Holding's Preferred Stock. Director's compensation also increased in the current year by $58,000 or 241.7%, due to an increase in the number of Directors and meetings. Depreciation and amortization expense increased $1,275,000 or 100% due to the consolidation of ILM II Holding in fiscal year 1997. Equity in income of properties securing mortgage loans decreased by $2,674,000 or 100% as a result of the consolidation of ILM II Holding in fiscal year 1997.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FORWARD-LOOKING INFORMATION

     CERTAIN STATEMENTS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K ("ANNUAL REPORT") CONSTITUTE "FORWARD-LOOKING STATEMENTS" INTENDED TO QUALIFY FOR THE SAFE HARBORS FROM LIABILITY ESTABLISHED BY SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). THESE FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED AS SUCH BECAUSE THE CONTEXT OF THE STATEMENT WILL INCLUDE WORDS SUCH AS "BELIEVES," "COULD," "MAY," "SHOULD," "ENABLE," "LIKELY," "PROSPECTS," "SEEK," "PREDICTS," "POSSIBLE," "FORECASTS," "PROJECTS," "ANTICIPATES," "EXPECTS" AND WORDS OF ANALOGOUS IMPORT AND CORRELATIVE EXPRESSIONS THEREOF, AS WELL AS STATEMENTS PRECEDED OR OTHERWISE QUALIFIED BY:
"THERE CAN BE NO ASSURANCE" OR "NO ASSURANCE CAN BE GIVEN." SIMILARLY, STATEMENTS THAT DESCRIBE THE COMPANY'S FUTURE PLANS, OBJECTIVES, STRATEGIES OR GOALS ALSO ARE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS MAY ADDRESS FUTURE EVENTS AND CONDITIONS CONCERNING, AMONG OTHER THINGS, THE COMPANY'S CASH FLOWS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION; THE CONSUMMATION OF ACQUISITION AND FINANCING TRANSACTIONS AND THE EFFECT THEREOF ON THE COMPANY'S BUSINESS, ANTICIPATED CAPITAL EXPENDITURES, PROPOSED OPERATING BUDGETS AND ACCOUNTING RESERVES; LITIGATION; PROPERTY EXPANSION AND DEVELOPMENT PROGRAMS OR PLANS; REGULATORY MATTERS; AND THE COMPANY'S PLANS, GOALS, STRATEGIES AND OBJECTIVES FOR FUTURE OPERATIONS AND PERFORMANCE. ANY SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF ASSUMPTIONS REGARDING, AMONG OTHER THINGS, GENERAL ECONOMIC, COMPETITIVE AND MARKET CONDITIONS. SUCH ASSUMPTIONS NECESSARILY ARE BASED ON FACTS AND CONDITIONS AS THEY EXIST AT THE TIME SUCH STATEMENTS ARE MADE, THE PREDICTION OR ASSESSMENT OF WHICH MAY BE DIFFICULT OR IMPOSSIBLE AND, IN ANY CASE, BEYOND THE COMPANY'S CONTROL. FURTHER, THE COMPANY'S BUSINESS IS SUBJECT TO A NUMBER OF RISKS THAT MAY AFFECT ANY SUCH FORWARD-LOOKING STATEMENTS AND ALSO COULD CAUSE ACTUAL RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM THOSE PROJECTED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS IN THIS PARAGRAPH. MOREOVER, THE COMPANY DOES NOT INTEND TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS TO REFLECT ANY CHANGES IN GENERAL ECONOMIC, COMPETITIVE OR MARKET CONDITIONS AND DEVELOPMENTS BEYOND ITS CONTROL.

     READERS OF THIS ANNUAL REPORT ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY OF THE FORWARD-LOOKING STATEMENTS SET FORTH HEREIN AND THE COMPANY MAKES ABSOLUTELY NO PROMISES, GUARANTEES, REPRESENTATIONS OR WARRANTIES AS TO THE ACCURACY THEREOF.


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

     (e) None of the current Directors and Officers were involved in legal proceedings which are material to an evaluation of his or her ability or integrity as a Director or Officer, except for the Feldman litigation described in Item 3.

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

ITEM 11. EXECUTIVE COMPENSATION

     The Company's Directors each receive an annual fee of $12,000 (except for J. William Sharman, Jr., President and Director, who receives $27,000) plus $500 for attending each Board of Directors meeting and reimbursement for expenses incurred in attending meetings and as a result of other work performed for the Company. Officers of the Company are not compensated. Jeffry R. Dwyer is a shareholder of and receives compensation from Greenberg Traurig, which acts as Counsel to the Company and its affiliates. The former officers of the Company who were also officers of PaineWebber received compensation from PaineWebber which

                                     III-2
indirectly related to services to the Company because the Company was required to pay certain fees to PaineWebber as described in Item 13. When PaineWebber resigned as advisor to the Companies, the former officers resigned effective the same date, therefore no services were provided by such persons subsequent to June 18, 1997. Lawrence A. Cohen, who was President, Chief Executive Officer and a Director of the Company until July 28, 1998, also received compensation from Capital Senior Living Corporation, an affiliate of Capital, a related party.
 .
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

     (i) Under the former advisory agreement, PaineWebber had specific management responsibilities--to perform day-to-day operations of the Company and to act as the investment advisor and consultant for the Company in connection with general policy and investment decisions. PaineWebber received an annual base fee and an incentive fee of 0.25% and 0.25%, respectively, of the capital contributions of the Company, as defined, as compensation for such services. Incentive Fees are subordinated to Shareholders' receipt of distributions of net cash sufficient to provide a return equal to 10% per annum. PaineWebber earned base management fees totaling $0, $103,000 and $130,000 for the years ended August 31, 1998, 1997 and 1996, respectively. Payment of incentive management fees was suspended effective April 15, 1993 in conjunction with a reduction in the Company's quarterly dividend payments.

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


                                     III-3

ITEM    13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (CONTINUED)

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

                                     III-4

ITEM    13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (CONTINUED)

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

                                             ILM II SENIOR LIVING, INC.



                                             By: /s/ J. WILLIAM SHARMAN, JR.
                                                 ------------------------------
                                                 J. William Sharman, Jr.
                                                 President




Dated: NOVEMBER 16, 1999
       --------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacity and on the dates indicated.




By: /s/  J. WILLIAM SHARMAN, JR.             Date: NOVEMBER 16, 1999
    ------------------------------                 -------------------------
    J. William Sharman, Jr.
    Director



By: /s/  JEFFRY R. DWYER                     Date: NOVEMBER 12, 1999
    ------------------------------                 -------------------------
    Jeffry R. Dwyer
    Director



By: /s/  CARL J. SCHRAMM                     Date: NOVEMBER 16, 1999
    ------------------------------                 -------------------------
    Carl J. Schramm
    Director

                           ILM II SENIOR LIVING, INC.

                          ANNUAL REPORT ON FORM 10-K/A
                                  ITEM 14(a)(3)

                                INDEX TO EXHIBITS

                                                                                  Page Number in the Report or
Exhibit No.         Description of Document                                       Other Reference
----------          -----------------------                                       -----------------------------
(3) and (4)         Prospectus of the Registrant dated August 8, 1990,            Filed with the Commission  pursuant to
                    as supplemented, with particular reference to the             Rule  424(c) and  incorporated  herein
                    Restated Certificate and Agreement of Limited                 by reference.
                    Partnership.

                    Material contracts previously filed as exhibits to            Filed with the Commission  pursuant to
(10)                registration statements and amendments thereto of             Section 13 or 15(d) of the  Securities
                    the registrant together with all such contracts               Exchange Act of 1934 and  incorporated
                    filed as exhibits of previously filed Forms 8-K and           herein by reference.
                    Forms 10-K are hereby incorporated herein by
                    reference.

                    Contracts regarding retention by ILM II                       Filed as Exhibits 1 and 2 to the
                    Lease Corporation of Capital Senior                           Current Report on Form 8-K dated July 18, 1996
                    Management 2, Inc., as property manager.                      and incorporated herein by reference.

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

                       ILM II SENIOR LIVING, INC.

                      ANNUAL REPORT ON FORM 10-K/A
                     ITEM 14(a)(1) AND (2) AND 14(d)


     INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                REFERENCE
ILM II SENIOR LIVING, INC. :

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

ILM II HOLDING, INC. :

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




                                     ERNST & YOUNG LLP



Dallas, Texas
October 13, 1998

                           ILM II SENIOR LIVING, INC.

                           CONSOLIDATED BALANCE SHEETS
                            August 31, 1998 and 1997
                  (Dollars in thousands, except per share data)

                                     ASSETS
                                                                                1998         1997
                                                                                ----         ----
Operating investment properties, at cost:
   Land ...................................................................   $  5,518    $  5,030
   Building and improvements ..............................................     27,726      27,726
   Furniture, fixtures and equipment ......................................      3,815       3,765
                                                                              --------    --------
                                                                                37,059      36,521
   Less: accumulated depreciation .........................................     (7,599)     (6,457)
                                                                              --------    --------
                                                                                29,460      30,064

Real estate investments:
   Unamortized mortgage fees ..............................................      1,425       1,425
   Less:  accumulated amortization ........................................       (966)       (823)
                                                                              --------    --------
                                                                                   459         602

Loan origination fees, net ................................................         72          --

Cash and cash equivalents .................................................      1,896       2,361
Accounts receivable - related party .......................................        273         151
Prepaid expenses and other assets .........................................        154          77
Deferred rent receivable ..................................................         69         100
                                                                              --------    --------
                                                                              $ 32,383    $ 33,355
                                                                              ========    ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses .....................................   $    220    $    147

Accounts payable - related party ..........................................       --           205
                                                                              --------    --------
                                                                                   220         352
Preferred shareholders'
   minority interest in consolidated subsidiary ...........................        125         116
                                                                              --------    --------
               Total liabilities ..........................................        345         468

Commitments and contingencies

Shareholders' equity:
   Common stock, $0.01 par value, 12,500,000 shares authorized,
     5,181,236 shares issued and outstanding ..............................         52          52
   Additional paid-in capital .............................................     44,823      44,823
   Accumulated deficit ....................................................    (12,837)    (11,988)
                                                                              --------    --------
         Total shareholders' equity .......................................     32,038      32,887
                                                                              ========    ========
                                                                              $ 32,383    $ 33,355
                                                                              ========    ========


                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                      CONSOLIDATED STATEMENTS OF INCOME For
                 the years ended August 31, 1998, 1997, and 1996
                  (Dollars in thousands, except per share data)


                                                          1998      1997       1996
                                                          ----      ----       ----
REVENUES:
   Rental and other income ...........................   $ 4,988   $ 4,416   $    --
    Interest income earned on cash equivalents ........       77        99        46
                                                         -------   -------   -------
                                                           5,065     4,515        46
EXPENSES:
   Depreciation ......................................     1,142     1,132        --
   Amortization ......................................       143       143
   Management fees ...................................        --       103       130
   General and administrative ........................       222       563       246
   Professional fees .................................       540       308       233
   Director compensation .............................       111        82        24
                                                         -------   -------   -------
                                                           2,158     2,331       633
                                                         -------   -------   -------
Operating income (loss) ..............................     2,907     2,184      (587)

Equity in income of properties securing mortgage loans        --        --     2,674
                                                         -------   -------   -------

NET INCOME ...........................................   $ 2,907   $ 2,184   $ 2,087
                                                         =======   =======   =======
Earnings per share of common stock ...................   $  0.56   $  0.42   $  0.40
                                                         =======   =======   =======
Cash dividends paid per share of common stock ........   $  0.73   $  0.61   $  0.50
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



                                         Common Stock
                                        $.01 Par Value    Additional
                                        --------------     Paid-in      Accumulated
                                   Shares        Amount    Capital         Deficit    Total
                                   ------        ------   ----------    ------------  ------
SHAREHOLDERS' EQUITY AT
AUGUST 31, 1995 ...............   5,181,236   $      52   $  44,823    $  (9,995)   $  34,880

Cash dividends paid ...........          --          --          --       (2,591)      (2,591)

Distribution of stock in ILM II
Lease Corporation .............          --          --          --        (500)        (500)

Net income ....................          --          --          --        2,087        2,087
                                  ---------   ---------   ---------    ---------    ---------
SHAREHOLDERS' EQUITY AT
AUGUST 31, 1996 ...............   5,181,236          52      44,823      (10,999)      33,876

Cash dividends paid ...........          --          --          --       (3,173)      (3,173)

Net income ....................          --          --          --        2,184        2,184
                                  ---------   ---------   ---------    ---------    ---------
SHAREHOLDERS' EQUITY AT
AUGUST 31, 1997 ...............   5,181,236          52      44,823      (11,988)      32,887

Cash dividends paid ...........          --          --          --       (3,756)      (3,756)

Net income ....................          --          --          --        2,907        2,907
                                  ---------   ---------   ---------    ---------    ---------
SHAREHOLDERS' EQUITY AT
AUGUST 31, 1998 ...............   5,181,236   $      52   $  44,823    $ (12,837)   $  32,038
                                  =========   =========   =========    =========    =========


                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the years ended August 31, 1998, 1997, and 1996
                                 (In thousands)


                                                                1998       1997       1996
                                                                ----       ----       ----
Cash flows from operating activities:
   Net income .............................................   $ 2,907    $ 2,184    $ 2,087
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
       Equity in income of properties securing mortgage
         loans ............................................        --         --     (2,674)
       Depreciation and amortization ......................     1,285      1,275         --
       Charitable contribution of subsidiary's
         preferred stock and accrued dividends ............         9        116         --
       Changes in assets and liabilities:
         Interest and other receivables ...................        --        178       (318)
         Accounts receivable - related party ..............      (122)        74        156
         Prepaid expenses and other assets ................       (77)       (68)         7
         Deferred rent receivable .........................        31         31         --
         Accounts payable - related party .................      (205)       173        (25)
         Accounts payable and accrued expenses ............        73         82        (50)
                                                              -------    -------    -------
              Net cash provided by (used in) operating
                activities ................................     3,901      4,045       (817)
                                                              -------    -------    -------

Cash flows (used in) from investing activities:
   Initial investment in ILM II Lease Corporation .........        --         --       (500)
   Additional fundings of construction loans ..............        --         --       (320)
   Contractual payments received on mortgage loans ........        --         --      3,998
   ILM II Holding acquired cash balance ...................        --          245       --
   Additions to operating investment properties ...........      (538)      (205)        --
                                                              -------    -------    -------
              Net cash (used in) provided by investing
                activities ................................      (538)        40      3,178
                                                              -------    -------    -------

Cash flows used in financing activities:
   Loan origination fees ..................................       (72)        --         --
   Cash dividends paid to shareholders ....................    (3,756)    (3,173)    (2,591)
                                                              -------    -------    -------
              Net cash used in financing activities .......    (3,828)    (3,173)    (2,591)
                                                              -------    -------    -------

Net increase (decrease) in cash and cash equivalents ......      (465)       912       (230)

Cash and cash equivalents, beginning of year ..............     2,361      1,449      1,679
                                                              -------    -------    -------

Cash and cash equivalents, end of year ....................   $ 1,896    $ 2,361    $ 1,449
                                                              =======    =======    =======

Cash paid for state income taxes ..........................   $    --    $    --    $     3
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

     (i) Under the advisory agreement, PaineWebber has specific management responsibilities--to perform day-to-day operations of the Company and to act as the investment advisor and consultant for the Company in connection with general policy and investment decisions. PaineWebber received an annual base fee and an incentive fee of 0.25% and 0.25%, respectively, of the capital contributions of the Company, as defined, as compensation for such services. Incentive fees are subordinated to shareholders' receipt of distributions of net cash sufficient to provide a return equal to 10% per annum. PaineWebber earned base management fees totaling $0, $103,000 and $130,000 for the years ended August 31, 1998, 1997 and 1996, respectively. Payment of incentive management fees was suspended effective April 15, 1993 in conjunction with a reduction in the Company's quarterly dividend payments.

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

4.    OPERATING INVESTMENT PROPERTIES SUBJECT TO MASTER LEASE

     As of August 31, 1998, the Company, through its consolidated affiliate, owned six Senior Housing Facilities. The name, location and size of the properties and the date that the Company made its initial investment in such assets are as set forth below:

                                                                   Rentable           Resident       Date of
     Name                             Location                      Units            Capacities      Investment (1)
     ----                             --------                     ------            ----------      --------------
     The Palms                        Fort Myers, FL                    205              255         7/18/90

     Crown Villa                      Omaha, NE                          73               73         4/25/91

     Overland Park Place              Overland Park, KS                 141              153         4/9/92

     Rio Las Palmas                   Stockton, CA                      164              190         5/14/92

     The Villa at Riverwood           St. Louis County, MO              120              140         5/29/92

     Villa Santa Barbara (2)          Santa Barbara, CA                 125              125         7/13/92

     (1) Represents the date of the Company's original mortgage loan to Angeles Housing Concepts, Inc. (see Note 1).

     (2) The acquisition of the Santa Barbara Facility was financed jointly by the Company and an affiliated entity, ILM I. All amounts generated from the operations of Villa Santa Barbara are equitably apportioned between the Company, together with its consolidated subsidiary, and ILM I, together with its consolidated subsidiary, generally 75% and 25%, respectively. The financial position, results of operations and cash flows presented in these consolidated financial statements include only the 75% allocable portion of the Company's interest in the Santa Barbara Facility. Villa Santa Barbara is owned 75% by ILM II Holding and 25% by ILM Holding, Inc. as tenants in common.

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

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)

4.  OPERATING INVESTMENT PROPERTIES SUBJECT TO MASTER LEASE (CONTINUED)

     Condensed balance sheets as of August 31, 1998 and 1997, and condensed statements of operations for the years ended August 31, 1998 and 1997 of Lease II are as follows:

                                                                    1998              1997
                                                                    ----              ----
         ASSETS
           Current assets                                          $ 1,896           $ 1,454
           Furniture, fixtures, and equipment, net                     558               416
           Other assets                                                279               256
                                                                   -------           ------
                                                                   $ 2,733           $ 2,126
                                                                   =======           =======
         LIABILITIES AND SHAREHOLDERS' EQUITY
           Current liabilities                                     $ 1,960           $ 1,307
           Other liabilities                                            76               100
           Shareholders' equity                                        697               719
                                                                   -------           -------
                                                                   $ 2,733           $ 2,126
                                                                   =======           =======
         STATEMENT OF OPERATIONS
           Revenues                                                $15,524           $14,433
           Operating expenses                                       15,560            14,500
           Income tax benefit                                          (14)              (27)
                                                                   -------           ------
           Net loss                                                $   (22)          $   (40)
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

a small percentage of the increases in cash flow and value achieved for the Company and its affiliates over the past two years. At August 31, 1997, a provision of $400,000 for the liability which might have resulted to the Company had been recorded in the financial statements of Lease II, with the remaining $600,000 provision recorded by Lease I. At August 31, 1998, an additional provision of $250,000 was recorded in the financial statements of Lease II with the remaining $375,000 recorded in the financial statements of Lease I. Subsequent to the end of the fiscal year, on September 4, 1998, the full settlement amounts were paid to AHC and its affiliates.

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



                                             ERNST & YOUNG LLP



Boston, Massachusetts
December 10, 1996

                              ILM II HOLDING, INC.

                                  BALANCE SHEET
                                 August 31, 1996
                (Dollars in thousands, except per share amounts)



                                     ASSETS

Operating investment properties, at cost:
     Land ......................................................................   $  5,030
     Building and improvements .................................................     25,714
     Furniture, fixtures and equipment .........................................      3,964
                                                                                   --------
                                                                                     34,708
     Less: accumulated depreciation ............................................     (2,768)
                                                                                   --------
                                                                                     31,940

Cash and cash equivalents ......................................................        245
Accounts receivable - related party ............................................        225
Deferred rent receivable .......................................................        131
Prepaid expenses and other assets ..............................................         33
                                                                                   --------
                                                                                   $ 32,574
                                                                                   ========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Mortgages payable ..............................................................   $ 34,006
Accounts payable - related party ...............................................       --
Accounts payable and accrued expenses
                                                                                          3
                                                                                   --------
                  Total liabilities ............................................     34,009

Commitments and contingencies Shareholders' equity (deficit):
         Preferred stock ( Series A, $1 par value, 100 shares
              authorized, shares issued and outstanding) .......................          1
         Common stock ($1 par value, 10,000 shares
              authorized, shares issued and outstanding) .......................         10
         Additional paid-in capital ............................................        489
         Accumulated deficit ...................................................     (1,935)
                                                                                   --------
                  Total shareholders' equity (deficit) .........................     (1,435)
                                                                                   --------
                                                                                   $ 32,574
                                                                                   ========


                             See accompanying notes.

                              ILM II HOLDING, INC.

                             STATEMENT OF OPERATIONS
                (Dollars in thousands, except per share amounts)




                                         For the Year Ended
                                          August 31, 1996
                                         ------------------
REVENUES:
         Rental income ................   $  4,004
         Interest income earned
              on cash equivalents .....         13
                                          --------
                                             4,017
EXPENSES:
         Depreciation .................      1,127
         Interest .....................      3,998
         General and administrative ...         73
                                          --------
                                             5,198
                                          --------

NET LOSS ..............................   $ (1,181)
                                          ========

         Loss per share of common stock   $(118.10)
                                          ========

                             See accompanying notes.

                              ILM II HOLDING, INC.

             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                       For the year ended August 31, 1996
                (Dollars in thousands, except per share amounts)




                                   Common Stock         Preferred Stock
                                  $.01 Par Value        $.01 Par Value     Additional
                                  --------------        --------------       Paid-in    Accumulated
                                Shares      Amount    Shares   Amount        Capital      Deficit     Total
                                ------      ------    ------   ------      ----------   -----------   -----
Shareholders' equity
(deficit) at August 31, 1995     10,000        10       100   $     1      $   489      $  (754)      $  (254)

Net loss ....................        --        --        --        --           --       (1,181)       (1,181)
                                 ------    ------      ----   -------      -------      --------      -------
Shareholders' equity
(deficit) at August 31, 1996     10,000   $    10       100   $     1      $   489      $(1,935)      $(1,435)
                                 ======   =======      ====   =======      =======      ========      =======


                                              See accompanying notes.

                              ILM II HOLDING, INC.

                             STATEMENT OF CASH FLOWS
                                 (In thousands)



                                                       For the Year Ended
                                                        August 31, 1996
                                                       -----------------
OPERATING ACTIVITIES:
     Net loss .......................................   $(1,181)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation ...............................     1,127
         Changes in operating assets and liabilities:
           Accounts receivable ......................        13
           Accounts receivable - related party ......       (37)
           Other assets .............................         7
           Deferred rent receivable .................      (131)
           Accounts payable - related party .........       (83)
           Accounts payable and accrued expenses ....      (498)
                                                        -------
     Total adjustments ..............................       398
                                                        -------
     Net cash used in operating activities ..........      (783)
                                                        -------

INVESTING ACTIVITIES:

     Additions to operating investment properties ...      (103)
                                                        -------
     Net cash used in investing activities ..........      (103)
                                                        -------

FINANCING ACTIVITIES:

     Advances under mortgage notes ..................       320
                                                        -------
     Net cash provided by financing activities ......       320
                                                        -------

     Net decrease in cash and cash equivalents at
        end of period ...............................      (566)
     Cash and cash equivalents at beginning of year .       811
                                                        -------
     Cash and cash equivalents at end of year .......   $   245
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

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                           ILM II SENIOR LIVING, INC.
        CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 August 31, 1998
                             (Amounts in thousands)


                                                 Initial Cost to     Costs Capitalized       Gross Amount at Which Carried
                                                 The Company(2)     (Removed Subsequent              at End of Year
                                               -------------------   to) Acquisition      ----------------------------------------
                                                       Buildings &   of Buildings &               Buildings &       Unamortized
Description                 Encumbrances(1)    Land   Improvements   Improvements(3)      Land    Improvements(5)  Mortgage Fees(5)
-----------                 --------------     ----   ------------  -----------------     ----    --------------   ----------------
CONGREGATE CARE FACILITIES:
Fort Myers,
Florida ...................    $ 8,700        $1,075    $11,233       $(3,268)           $1,227    $ 7,602           $  412

Omaha,
Nebraska ..................      4,950           400      5,043        (1,054)              543      3,832              183

Overland Park,
Kansas ....................      7,850           672      6,787            22               656      6,647              251

Stockton,
California ................      5,700         1,507      5,628          (443)            1,644      5,014              240

St. Louis
County, ...................      5,850           292      4,488            74               298      4,436              161
Missouri

Santa Barbara,
California ................      5,094         1,160      4,322          (197)            1,150      4,010              178
                               -------        ------    -------       -------            ------    --------           ------
                               $38,144        $5,106    $37,501       $(4,866)           $5,518    $ 31,541           $1,425
                               =======        ======    =======       =======            ======    ========           ======

                                                                                                       Life on Which
                                                                                                       Depreciation
                                                                                                       in Latest Income
                                             Accumulated      Accumulated        Date of        Date   Statement is
                                  Total    Depreciation(5)  Amortization(5)   Construction   Acquired  Computed
CONGREGATE CARE FACILITIES:       -----    ---------------  ---------------   ------------   --------  -------------
Fort Myers,
Florida ... ...............      $ 9,241     $(2,085)         $(325)               1988      7/18/90   5-40 yrs.

Omaha,
Nebraska ..................        4,558        (928)          (119)               1992      4/25/91   5-40 yrs.

Overland Park,
Kansas ....................        7,554      (1,479)          (161)               1984      4/9/92    5-40 yrs.

Stockton,
California ................        6,898      (1,195)          (151)               1988      5/14/92   5-40 yrs.

St. Louis
County, ...................        4,895      (1,051)          (101)               1985      5/29/92   5-40 yrs.
Missouri

Santa Barbara,
California ................        5,338        (861)          (109)               1979      7/13/92   5-40 yrs.
                                 -------     -------          -----
                                 $38,484     $(7,599)         $(966)
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

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                    ILM II SENIOR LIVING, INC. AND SUBSIDIARY
        SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
                                 August 31, 1998
                             (Amounts in thousands)

(5)    Reconciliation of real estate owned:

                                                                 1998     1997      1996
                                                                 ----     ----      ----
Balance at beginning of period .............................   $37,946   $37,741   $37,638
     Acquisitions and improvements - 12 months ended 8/31/98       538        --        --
     Acquisitions and improvements - 12 months ended 8/31/97        --       205        --
     Acquisitions and improvements - 12 months ended 8/31/96        --        --       103
                                                               -------   -------   -------
Balance at end of period ...................................   $38,484   $37,946   $37,741
                                                               =======   =======   =======

(6)    Reconciliation of accumulated depreciation and amortization:

Balance at beginning of period .....................................   $7,280   $6,005   $4,736
     Depreciation and amortization expense - 12 months ended 8/31/98    1,285       --       --
     Depreciation and amortization expense - 12 months ended 8/31/97       --    1,275       --
     Depreciation and amortization expense - 12 months ended 8/31/96       --       --    1,269
                                                                       ------   ------   ------
Balance at end of period ...........................................   $8,565   $7,280   $6,005
                                                                       ======   ======   ======