Form 10-Q/A
period 1998-11-30
ILM II SENIOR LIVING INC /VA
filed 1999-11-22
CIK 861880

==============================================================================

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q/A

         X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        ---             SECURITIES EXCHANGE ACT OF 1934

                 FOR QUARTERLY PERIOD ENDED NOVEMBER 30, 1998

                                     OR

        ---   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the transition period from ____to____.

                       Commission File Number:  0-18249
                                                -------

                          ILM II SENIOR LIVING, INC.
                          --------------------------
              (Exact name of registrant as specified in its charter)

       Virginia                                           06-1293758
-----------------------                            ---------------------------
(State of organization)                                (I.R.S. Employer
                                                      Identification No.)

8180 Greensboro Drive, Suite 850, McLean, VA                 22102
------------------------------------------------------------------------------
   (Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code:      (888) 357-3550
                                                    --------------------------

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
Yes      No  X
   ---      ---

Shares of common stock outstanding as of November 30, 1998:  5,181,236.


==============================================================================

                           ILM II SENIOR LIVING, INC

                                    INDEX

Part I.  Financial Information                                                                               Page
                                                                                                             ----
         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  November 30, 1998 (Unaudited) and August 31, 1998........................................... 4

                  Consolidated Statements of Income
                  For the three month periods ended November 30, 1998 and 1997 (Unaudited).................... 5

                  Consolidated Statements of Changes in Shareholders' Equity
                  For the three months ended November 30, 1998 and 1997 (Unaudited)........................... 6

                  Consolidated Statements of Cash Flows
                  For the three months ended November 30, 1998 and 1997 (Unaudited)........................... 7

                  Notes to Consolidated Financial Statements (Unaudited)....................................8-15

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....16-19

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

PART I.  FINANCIAL INFORMATION
------------------------------

        Item I.  Financial Statements
                (see next page)

                            ILM II SENIOR LIVING, INC.

                           CONSOLIDATED BALANCE SHEETS
                 November 30, 1998 (Unaudited) and August 31, 1998
                  (Dollars in thousands, except per share data)

                                      ASSETS
                                      ------

                                                   November 30, 1998       August 31, 1998
                                                   -----------------       ---------------
Operating investment properties, at cost:
   Land                                                 $  5,523               $  5,518
   Building and improvements                              27,910                 27,726
   Furniture, fixtures and equipment                       3,815                  3,815
                                                        --------               --------
                                                          37,248                 37,059
   Less:  accumulated depreciation                        (7,882)                (7,599)
                                                        --------               --------
                                                          29,366                 29,460

Unamortized mortgage fees                                  1,425                  1,425
Less:  accumulated amortization                           (1,001)                  (966)
                                                         -------                  -----
                                                             424                    459

Loan origination fees                                        104                     72
Less:  accumulated amortization                               (6)                      -
                                                             ---                    ----
                                                              98                     72

Cash and cash equivalents                                  1,398                   1,896
Accounts receivable - related party                          433                     273
Prepaid expenses and other assets                            133                     154
Deferred rent receivable                                      61                      69
                                                        --------                --------
                                                        $ 31,913                $ 32,383
                                                        ========                ========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
                                 ------------------------------------

Accounts payable and accrued expenses                   $    137                $    220
                                                        --------                --------
                                                             137                     220

Preferred shareholders' minority
   interest in subsidiary                                    127                     125
                                                        --------                --------
     Total liabilities                                       264                     345

Shareholders' equity:
   Common stock, $0.01 par value,
      12,500,000 shares authorized
      5,181,236 issued and outstanding                        52                      52

   Additional paid-in capital                             44,823                  44,823
   Accumulated deficit                                   (13,226)                (12,837)
                                                        --------                --------
      Total shareholder's equity                          31,649                  32,038
                                                        --------                --------
                                                        $ 31,913                $ 32,383
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

                           ILM II SENIOR LIVING, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

      For the three-month periods ended November 30, 1998 and 1997 (Unaudited)
                 (Dollars in thousands, except per share data)

                                                                         Three Months Ended
                                                                              November 30
                                                                        --------------------
                                                                        1998            1997
                                                                        ----            ----
REVENUES:
   Rental and other Income                                             $1,311          $1,192
   Interest Income                                                         18              22
                                                                        -----           -----
                                                                        1,329           1,158
EXPENSES:
   Depreciation                                                           283             283
   Amortization                                                            41              36
   Professional fees                                                      172              85
   General and administrative                                             101              14
   Directors' compensation                                                 20              24
                                                                        -----            ----
                                                                          617             442

NET INCOME                                                             $  712           $  772
                                                                       ======           ======

Basic earnings per share of common stock                               $ 0.14           $ 0.15
                                                                       ======           ======

Cash dividends paid per share of common stock                          $ 0.21           $ 0.16
                                                                       ======           ======

The above earnings and cash dividends paid per share of common stock are based upon the 5,181,236 shares outstanding for each period.

                             See accompanying notes.
                                      -5-

                           ILM II SENIOR LIVING, INC.

             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          For the three months ended November 30, 1998 and 1997 (Unaudited)
                  (Dollars in thousands, except per share data)

                                              Common Stock         Additional
                                             $.01 Par Value         Paid-In         Accumulated
                                             --------------
                                          Shares        Amount      Capital            Deficit        Total
                                          ------        ------      -------            -------        -----
Shareholders' equity
at August 31, 1997                         5,181          $52       $44,823           $(11,988)      $ 32,887

Cash dividends paid                            -            -             -               (842)         (842)

Net income                                     -            -             -                 772           772
                                           -----          ---       -------           ---------      --------
Shareholders' equity
at November 30, 1997                       5,181          $52       $44,823           $ (12,058)     $ 32,817

Shareholders' equity
at August 31, 1998                         5,181          $52       $44,823           $ (12,837)     $ 32,038

Cash dividends paid                            -            -             -              (1,101)      (1,101)

Net income                                     -            -             -                  712          712
                                           -----          ---       -------           ----------     --------

Shareholders' equity
at November 30, 1998                       5,181          $52       $44,823           $ (13,226)     $ 31,649


                             See accompanying notes.
                                      -6-

                            ILM II SENIOR LIVING, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the three months ended November 30, 1998 and 1997 (Unaudited)
                              (Dollars in thousands)

                                                                                  Three Months Ended
                                                                                      November 30
                                                                                  ------------------
                                                                                  1998          1997
                                                                                  ----          ----
Cash flows from operating activities:
   Net income                                                                    $   712      $   772
   Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
        Depreciation and amortization expense                                        324          319
        Charitable contribution of subsidiary's preferred stock
              and accrued dividends of subsidiary                                      2            2
        Changes in assets and liabilities:
              Accounts receivable - related party                                   (160)      (1,200)
              Deferred rent receivable                                                 8            8
              Prepaid expenses and other assets                                       21          (55)
              Accounts payable and accrued expenses                                  (83)         171
              Other liabilities                                                        -          127
                                                                                 -------       ------
                       Net cash provided by operating activities                     824          144
                                                                                 -------       ------

Cash flows used in investing activities:
         Additions to operating investment properties                               (189)        (172)
                                                                                 -------       ------
                       Net cash used in investing activities                        (189)        (172)
                                                                                 -------       ------

Cash flows used in financing activities:
         Loan origination fees                                                       (32)           -
         Cash dividends paid to shareholders                                      (1,101)        (842)
                                                                                  -------       ------
                       Net cash used in investing
                          activities                                              (1,133)        (842)
                                                                                  -------       ------

Net decrease in cash and cash equivalents                                          ( 498)        (870)

Cash and cash equivalents, beginning of period                                     1,896        2,361
                                                                                  ------       ------

Cash and cash equivalents, end of period                                         $ 1,398      $ 1,491
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

   All responsibility for the day-to-day management of the Senior Housing Facilities, including administration of the property management agreement with AHC, was transferred to Lease II. On July 29, 1996, the management agreement with AHC was terminated and Lease II retained Capital Senior Management 2, Inc. ("Capital") to be the new property manager of its Senior Housing Facilities pursuant to a Management Agreement (the "Management Agreement"). Lawrence A. Cohen, who, through July 28, 1998, served as President, Chief Executive Officer and Director of the Company and a Director of Lease II has also served as Vice Chairman and Chief Executive Officer of Capital Senior Living Corporation, an affiliate of Capital, since November 1996. As a result, through July 28, 1998, Capital was considered a related party.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                    (continued)

1. GENERAL (continued)

   At a meeting of the Company's Board of Directors on January 10, 1997, PaineWebber recommended the immediate sale of the Senior Housing Facilities held by the Company and an affiliated entity, ILM Senior Living, Inc. ("ILM I"), by means of a controlled auction to be conducted by PaineWebber with PaineWebber offering to purchase the properties for $127 million, thereby guaranteeing the Shareholders a "floor" price. The Senior Housing Facilities held by the Company would represent approximately $52 million of this amount. After taxes and closing costs, net proceeds to the Company would equal approximately $48 million or approximately $9.36 per share. PaineWebber also stated that if it purchased the properties at the specified price and were then able to resell the properties at a higher price, PaineWebber would pay any "excess profits" to the Shareholders. To assist the Company in evaluating PaineWebber's proposal, NatWest Securities, a disinterested, independent investment banking firm with expertise in healthcare REIT's and independent/assisted living financings was engaged by the Company and Lease II, as well as by ILM I and its affiliates. Following a comprehensive analysis, the independent investment banking firm recommended that PaineWebber's proposal should be declined and that, instead, investigations of expansion and restructuring alternatives should be pursued. After analyzing PaineWebber's proposal and the recommendations and other information provided by the independent investment banking firm, the Boards of the Company and ILM I voted unanimously to decline PaineWebber's proposal and to explore the alternatives recommended by the independent investment banking firm. The Boards declined to seek an immediate sale of the properties because in the Boards' view, the liquidation price would not reflect the "going concern" values of the Company and ILM I and, therefore, would not maximize Shareholder value. In addition, the Boards did not consider it advisable to liquidate the Company and ILM I on the suggested terms several years prior to their scheduled termination dates.

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

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                  (continued)

2. OPERATING INVESTMENT PROPERTIES SUBJECT TO MASTER LEASE

   At May 31, 1998, through its consolidated affiliate, the Company owned six Senior Housing Facilities. The name, location and size of the properties are as set forth below:



                                                           Year
Property Name                                             Facility       Rentable         Resident
and Location                  Type of Property             Built         Units (2)       Capacities (2)
------------                  ----------------             -----         ---------       ----------
The Palms
Fort Myers, FL            Senior Housing Facility           1988            205              255

Crown Villa
Omaha, NE                 Senior Housing Facility           1992             73               73

Overland Park Place
Overland Park, KS         Senior Housing Facility           1984            141              153

Rio Las Palmas
Stockton, CA              Senior Housing Facility           1988            164              190

The Villa at Riverwood
St. Louis County, MO      Senior Housing Facility           1986            120              140

Villa Santa Barbara (1)
Santa Barbara, CA         Senior Housing Facility           1979            125              125

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

(2) Rentable units represent the number of apartment units and is a measure commonly used in the real estate industry. Resident capacity equals the number of bedrooms contained within the apartment units and corresponds to measures commonly used in the healthcare industry.

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

        TERMINATION OF CONTRACT WITH AHC

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

6.   SUBSEQUENT EVENT

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

        The Company and Lease II have been pursuing the potential for future expansion of several of the facilities which are located in areas that have particularly strong markets for senior housing. Potential expansion candidates include the facilities located in Omaha, Nebraska; St. Louis County, Missouri; and Fort Myers, Florida. As part of this expansion program, approximately one acre of land located adjacent to the Omaha facility was acquired in the first quarter of fiscal year 1998 for approximately $135,000. In addition, an agreement was obtained to purchase approximately six acres of land located adjacent to the St. Louis County facility for approximately $900,000. In December 1997, the Company decided not to pursue the St. Louis County expansion and allowed the agreement to expire. The Fort Myers facility includes a vacant parcel of approximately one and one-half acres which could accommodate an expansion of the existing facility or the construction of a new free-standing facility. Preliminary feasibility evaluations have been completed for all of these potential expansions and pre-construction design and construction-cost evaluations are underway for expansions of the facilities located in Omaha and Fort Myers. Additionally, in December1997, ILM II Holding purchased a one-half acre parcel of land adjacent to the Stockton facility for approximately $136,000. Although no expansion of this facility is being considered at this time, this additional land will provide needed parking spaces and improved access to the existing facility as well as future expansion potential.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 1998 VERSUS THE THREE MONTHS ENDED NOVEMBER 30, 1997

        Net income decreased $60,000 or 7.8% for the first quarter ended November 30, 1998 compared to the first quarter ended November 30, 1997. Total revenue was $1,329,000 representing an increase of $115,000, or 9.5%, compared to the same period of the prior year. Rental and other income increased $119,000 or 10%, to $1,311,000 from $1,192,000, due to increased rental income earned pursuant to the terms of the master lease agreement. Total expenses increased $175,000 or 39.6%, from $442,000 for the three months ended November 30, 1997 compared to $617,000 for the three months ended November 30, 1998. This increase in expenses is primarily attributable to a combined increase in professional fees and general and administrative expense of $173,000 or 57% due to increases in Director's and Officer's insurance premiums; increased legal fees associated with the construction loan facility; and financial and advisory professionals who were engaged to assist the Company.

                           ILM II SENIOR LIVING, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

        CERTAIN STATEMENTS INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q ("QUARTERLY REPORT") CONSTITUTE "FORWARD-LOOKING STATEMENTS" INTENDED TO
QUALIFY FOR THE SAFE HARBORS FROM LIABILITY ESTABLISHED BY SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). THESE FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED AS SUCH BECAUSE THE CONTEXT OF THE STATEMENT WILL INCLUDE WORDS SUCH AS "BELIEVES," "COULD," "MAY BE," "SHOULD," "ENABLE," "LIKELY TO," "PROSPECTS," "SEEK," "PREDICTS," "POSSIBLE," "FORECASTS," "PROJECTS," "ANTICIPATES," "EXPECTS" AND WORDS OF ANALOGOUS IMPORT AND CORRELATIVE EXPRESSIONS THEREOF, AS WELL AS STATEMENTS PRECEDED OR OTHERWISE QUALIFIED BY: "THERE CAN BE NO ASSURANCE" OR "NO ASSURANCE CAN BE GIVEN." SIMILARLY, STATEMENTS THAT DESCRIBE THE COMPANY'S FUTURE PLANS, OBJECTIVES, STRATEGIES OR GOALS ALSO ARE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS MAY ADDRESS FUTURE EVENTS AND CONDITIONS CONCERNING, AMONG OTHER THINGS, THE COMPANY'S CASH FLOWS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION; THE CONSUMMATION OF ACQUISITION AND FINANCING TRANSACTIONS AND THE EFFECT THEREOF ON THE COMPANY'S BUSINESS, ANTICIPATED CAPITAL EXPENDITURES, PROPOSED OPERATING BUDGETS AND ACCOUNTING RESERVES; LITIGATION; PROPERTY EXPANSION AND DEVELOPMENT PROGRAMS OR PLANS; REGULATORY MATTERS; AND THE COMPANY'S PLANS, GOALS, STRATEGIES AND OBJECTIVES FOR FUTURE OPERATIONS AND PERFORMANCE. ANY SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF ASSUMPTIONS REGARDING, AMONG OTHER THINGS, GENERAL ECONOMIC, COMPETITIVE AND MARKET CONDITIONS. SUCH ASSUMPTIONS NECESSARILY ARE BASED ON FACTS AND CONDITIONS AS THEY EXIST AT THE TIME SUCH STATEMENTS ARE MADE, THE PREDICTION OR ASSESSMENT OF WHICH MAY BE DIFFICULT OR IMPOSSIBLE AND, IN ANY CASE, BEYOND THE COMPANY'S CONTROL. FURTHER, THE COMPANY'S BUSINESS IS SUBJECT TO A NUMBER OF RISKS THAT MAY AFFECT ANY SUCH FORWARD-LOOKING STATEMENTS AND ALSO COULD CAUSE ACTUAL RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM THOSE PROJECTED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS IN THIS PARAGRAPH. MOREOVER, THE COMPANY DOES NOT INTEND TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS TO REFLECT ANY CHANGES IN GENERAL ECONOMIC, COMPETITIVE OR MARKET CONDITIONS AND DEVELOPMENTS BEYOND ITS CONTROL.

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

                                         By:  ILM II SENIOR LIVING, INC.

                                            By:/s/ J. William Sharman, Jr.
                                               -------------------------------
                                               J. William Sharman, Jr.
                                               President and Director


Dated:  November 16, 1999
        -----------------