Form 10-Q/A
period 1999-02-28
ILM II SENIOR LIVING INC /VA
filed 1999-11-22
CIK 861880

===============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q/A

/X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   FOR QUARTERLY PERIOD ENDED FEBRUARY 28, 1999

                                       OR

__        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from ____to____.

                      Commission File Number:  0-18942

                        ILM II SENIOR LIVING, INC.
       (Exact name of registrant as specified in its charter)

        Virginia                                         06-1293758
-----------------------                               ----------------
(State of organization)                               (I.R.S. Employer
                                                     Identification No.)

8180 Greensboro Drive, Suite 850, McLean, VA                22102
--------------------------------------------          -----------------
  (Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code:     (888) 357-3550

     Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
Title of each class                                    which registered
-------------------                                ------------------------
      None                                                   None

        Securities registered pursuant to Section 12(g) of the Act:

                   Shares Of Common Stock $.01 Par Value
                   -------------------------------------
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X__

Shares of common stock outstanding as of February 28, 1999: 5,181,236.

===============================================================================
                                Page 1 of 23

                            ILM II SENIOR LIVING, INC

                                      INDEX


Part I.  Financial Information                                                                         Page

Item 1.  Financial Statements

                Consolidated Balance Sheets
                February 28, 1999 (Unaudited) and August 31, 1998 .....................................  4

                Consolidated Statements of Income
                For the three months and six months ended February 28, 1999 and 1998 (Unaudited) ......  5

                Consolidated Statements of Changes in Shareholders' Equity For
                the six months ended February 28, 1999 and 1998 (Unaudited) ...........................  6

                Consolidated Statements of Cash Flows
                For the six months ended February 28, 1999 and 1998 (Unaudited) .......................  7

                Notes to Consolidated Financial Statements (Unaudited) .............................. 8-14

        Item 2.  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations ........................................................... 15-20

Part II.  Other Information

        Item 5.  Other Information .................................................................... 21

        Item 6.  Exhibits and Reports on Form 8-K ..................................................... 21

Signatures ............................................................................................ 22


                              ILM II SENIOR LIVING, INC

PART I.  FINANCIAL INFORMATION

        Item I.  Financial Statements
                (see next page)

                      ILM II SENIOR LIVING, INC.

                     CONSOLIDATED BALANCE SHEETS
          February 28, 1999 (Unaudited) and August 31, 1998
             (Dollars in thousands, except per share data)


                      ASSETS
                                                  February 28, 1999    August 31, 1998
                                                  -----------------    ---------------
Operating investment properties, at cost:
      Land                                          $  5,528              $  5,518
      Building and improvements                       27,910                27,726
      Furniture, fixtures and equipment                3,815                 3,815
                                                    --------               -------
                                                      37,253                37,059
      Less:  accumulated depreciation                 (8,165)               (7,599)
                                                    --------               -------
                                                      29,088                29,460

Unamortized mortgage fees                              1,425                 1,425
Less: accumulated amortization                        (1,037)                 (966)
                                                    --------               -------
                                                         388                   459

Loan origination fees                                    143                    72
Less: accumulated amortization                           (19)                    -
                                                    --------               -------
                                                         124                    72

Cash and cash equivalents                              1,262                 1,896
Accounts receivable - related party                      319                   273
Prepaid expenses and other assets                        112                   154
Deferred rent receivable                                  53                    69
                                                    --------              --------
                                                    $ 31,346              $ 32,383
                                                    ========              ========

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses               $    347              $    220

Contingencies

Preferred shareholders' minority
   interest in subsidiary                                130                   125
                                                    --------              --------
      Total liabilities                                  477                   345

Shareholders' equity:
   Common stock, $0.01 par value,
      12,500,000 shares authorized
      5,181,236 issued and outstanding                    52                    52
   Additional paid-in capital                         44,823                44,823
   Accumulated deficit                               (14,006)              (12,837)
                                                    --------              --------
      Total shareholder's equity                      30,869                32,038
                                                    --------              --------
                                                    $ 31,346              $ 32,383
                                                    ========              ========

                            See accompanying notes.

                         ILM II SENIOR LIVING, INC.

                     CONSOLIDATED STATEMENTS OF INCOME
            For the six-month and three-month periods ended
                February 28, 1999 and 1998 (Unaudited)
            (Dollars in thousands, except per share data)


                                                      Six Months Ended     Three Months Ended
                                                        February 28,           February 28,
                                                        ------------           ------------
                                                        1999       1998        1999       1998
                                                        ----       ----        ----       ----

REVENUES
  Rental income                                         $2,644     $2,446      $1,333     $1,254
  Interest income                                           31         43          13         22
                                                        ------     ------      ------     ------
                                                         2,675      2,489       1,346      1,276
EXPENSES
  Depreciation expense                                     566        566         283        283
  Amortization expense                                      90         71          49         36
  General and administrative                               177         57          76         42
  Professional fees                                        762        190         590        106
  Directors' compensation                                   47         58          27         34
                                                        ------     ------      ------    -------
                                                         1,642        942       1,025        501
                                                        ------     ------      ------    -------
NET INCOME                                              $1,033     $1,547      $  321     $  775
                                                        ======     ======      ======    =======
Basic earnings per share of common stock                $ 0.20     $ 0.30      $ 0.06     $ 0.15
                                                        ======     ======      ======    =======
Cash dividends paid per share of common stock           $ 0.43     $ 0.35      $ 0.21     $ 0.19


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


                           Common Stock
                          $.01 Par Value        Additional
                          --------------          Paid-In        Accumulated
                          Shares     Amount       Capital          Deficit            Total
                          ------     ------       -------          -------            -----
Shareholders' equity
at August 31, 1997      5,181,236    $52        $44,823          $(11,988)            $ 32,887

Cash dividends paid             -      -              -            (1,813)              (1,813)

Net income                      -      -              -             1,547                1,547
                        ---------    ---        -------          --------             --------
Shareholders' equity
at February 28, 1998    5,181,236    $52        $44,823          $(12,254)            $ 32,621
                        =========    ===        =======          ========             ========

Shareholders' equity
at August 31, 1998      5,181,236    $52        $44,823          $(12,837)            $ 32,038

Cash dividends paid             -      -              -            (2,202)              (2,202)

Net income                      -      -              -             1,033                1,033
                        ---------    ---        -------          --------             --------
Shareholders' equity
at February 28, 1999    5,181,236    $52        $44,823          $(14,006)            $ 30,869
                        =========    ===        =======          ========             ========


                              See accompanying notes.

                            ILM II SENIOR LIVING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the six  months ended February 28, 1999 and 1998 (Unaudited)
                            (Dollars in thousands)

                                                         Six Months Ended
                                                           February 28,
                                                           ------------

                                                         1999         1998
                                                         ----         ----
Cash flows from operating activities:
   Net income                                            $1,033       $1,547
   Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization expense              656          637
         Changes in assets and liabilities:
           Accounts receivable - related party              (46)        (417)
           Prepaid expenses and other assets                 42          (44)
           Deferred rent receivable                          16            8
           Accounts payable and accrued expenses            127           17
           Accounts payable - related party                   -         (155)
           Preferred shareholders' minority interest          5            4
                                                         ------       ------
              Net cash provided by operating activities   1,833        1,597

Cash flows from investing activities:
      Additions to operating investment properties         (194)        (372)
                                                         ------       ------
          Net cash used in investing activities            (194)        (372)

Cash flows from financing activities:
      Loan origination fees paid                            (71)           -
      Cash dividends paid to shareholders                (2,202)      (1,813)
                                                         ------       ------
          Net cash used in financing activities          (2,273)      (1,813)
                                                         ------       ------
Net decrease in cash and cash equivalents                  (634)        (588)

Cash and cash equivalents, beginning of period            1,896        2,361
                                                         ------       ------

Cash and cash equivalents, end of period                 $1,262       $1,773
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

                       ILM II SENIOR LIVING, INC.

         Notes to Consolidated Financial Statements (Unaudited)
                               (continued)

2. OPERATING INVESTMENT PROPERTIES SUBJECT TO FACILITIES LEASE AGREEMENT

At May 31, 1998, through its consolidated subsidiary, the Company owned six Senior Housing Facilities. The name, location and size of the properties are as set forth below:


                                                           Year
Property Name                                            Facility          Rentable           Resident
and Location             Type of Property                 Built            Units (2)          Capacities (2)
------------             ----------------                 -----            ---------          --------------
The Palms
Fort Myers, FL          Senior Housing Facility          1988              205                255

Crown Villa
Omaha, NE               Senior Housing Facility          1992               73                 73

Overland Park Place
Overland Park, KS       Senior Housing Facility          1984              141                153

Rio Las Palmas
Stockton, CA            Senior Housing Facility          1988              164                190

The Villa at Riverwood
St. Louis County, MO    Senior Housing Facility          1986              120                140

Villa Santa Barbara (1)
Santa Barbara, CA       Senior Housing Facility          1979              125                125


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

    Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the existing Shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, Lease II, for the purpose of operating the Senior Housing Facilities under the terms of a Facilities Lease Agreement dated September 1, 1995 between the Company's consolidated affiliate, ILM II Holding, as owner of the properties and lessor (the "Lessor"), and Lease II as lessee (the "Lessee"). The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the term of the Facilities Lease Agreement, which expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara facility), unless earlier terminated at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party upon 30

                           ILM II SENIOR LIVING, INC.

          Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

2. OPERATING INVESTMENT PROPERTIES SUBJECT TO FACILITIES LEASE AGREEMENT (CONTINUED)

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

                       ILM II SENIOR LIVING, INC.

       Notes to Consolidated Financial Statements (Unaudited)
                              (continued)

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

                          ILM II SENIOR LIVING, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED FEBRUARY 28, 1999 VERSUS THE SIX MONTHS ENDED FEBRUARY 28, 1998

Net income decreased $514,000 or 33.2% to $1,033,000 for the six-month period ended February 28, 1999 compared to $1,547,000 for the six-month period ended February 28, 1998. Total revenue was $2,675,000 representing an increase of $186,000, or 7.5%, compared to the same period of the prior year. Rental and other income increased $198,000 or 8.1%, to $2,644,000 for the six-month period ended February 28, 1999, compared to $2,446,000 for the six-month period ended February 28, 1998, due to increased rental income earned pursuant to the terms of the Facilities Lease Agreement. Total expenses increased $700,000, or 74.3%, to $1,642,000 for the six-month period ended February 28, 1999, compared to $942,000 for the six-month period ended February 28, 1998. This increase in expenses is primarily attributable to increased professional fees of $572,000 or 301.1% due to increased legal, financial and advisory professionals who were engaged to assist the Company with the proposed agreement and plan of merger with Capital Senior Living Corporation, as discussed in Note 2 to the financial statements, and increased legal fees associated with the construction loan facility. The $120,000 or 210.5% increase in general and administrative expenses to $177.000 for the six-month period ended February 28, 1999, compared to $57,000 for the same period last year, is due to a variety of factors including increased Director and Officer insurance costs of $62,000; increased printing costs of $30,000 for the annual and quarterly reports which were completed earlier in the current year when compared to the previous year; $32,000 in state tax payments; and minor increases and decreases in other general and administrative costs. Directors' Compensation decreased $11,000 or 19%, due to a decrease in the number of Board members.

FOR THE THREE MONTHS ENDED FEBRUARY 28, 1999 VERSUS THE THREE MONTHS ENDED FEBRUARY 28, 1998

Net income decreased $454,000 or 58.6% to $321,000 for the second quarter ended February 28, 1999 compared to $775,000 for the second quarter ended February 28, 1998. Total revenue was $1,346,000 representing an increase of $70,000 or 5.5%, compared to the same period of the prior year. Rental and other income increased $79,000 or 6.3%, to $1,333,000 for the quarter ended February 28, 1999, compared to $1,254,000 for the quarter ended February 28, 1998, due to increased rental income earned pursuant to the terms of the Facilities Lease Agreement. Total expenses increased $524,000, or 104.6%, to $1,025,000 for the three-month period ended February 28, 1999, compared to $501,000 for the three-month period ended February 28, 1998. This increase in expenses is primarily attributable to increased legal fees associated with the construction loan facility and increased legal and professional fees associated with the Company's proposed agreement and plan of merger with Capital Senior Living Corporation, as discussed in Note 2 to the financial statements. The $34,000 or 81% increase in general and administrative expenses to $76,000 for the quarter ended February 28, 1999, compared to $42,000 for the same period last year, is due to a variety of factors including increased Director and Officer insurance costs of $11,000; increased printing costs of $16,000 for the annual and quarterly reports which were completed earlier in the current year when compared to the previous year; and $7,000 in state tax payments. Directors' Compensation decreased $7,000, or 20.6%, due to a decrease in the number of Board members.

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

Dated: NOVEMBER 16, 1999