Form 10-Q/A
period 1999-05-31
ILM II SENIOR LIVING INC /VA
filed 1999-11-22
CIK 861880

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-Q/A

_X_   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

              FOR QUARTERLY PERIOD ENDED MAY 31, 1999

                                OR

__    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from ____to____.

                 Commission File Number:  0-18942

                   ILM II SENIOR LIVING, INC.
                   --------------------------
   (Exact name of registrant as specified in its charter)

       Virginia                                        06-1293758
-----------------------                             ------------------
(State of organization)                             (I.R.S. Employer
                                                    Identification No.)

8180 Greensboro Drive, Suite 850, McLean, VA              22102
--------------------------------------------        ------------------
  (Address of principal executive office)               (Zip Code)

Registrant's telephone number, including area code:   (888) 357-3550

      Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
Title of each class                                which registered
-------------------                            ------------------------
     None                                               None

      Securities registered pursuant to Section 12(g) of the Act:

                Shares Of Common Stock $.01 Par Value
                -------------------------------------
                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No __X__

Shares of common stock outstanding as of May 31, 1999:  5,181,236.

===============================================================================
                                 Page 1 of 25

                         ILM II SENIOR LIVING, INC

                                   INDEX


Part I.  Financial Information                                                                            PAGE

Item 1.  Financial Statements

                Consolidated Balance Sheets
                May 31, 1999 (Unaudited) and August 31, 1998 ............................................  4

                Consolidated Statements of Income
                For the nine months and three months ended May 31, 1999 and 1998 (Unaudited) ............  5

                Consolidated Statements of Changes in Shareholders' Equity For
                the nine months ended May 31, 1999 and 1998 (Unaudited) .................................  6

                Consolidated Statements of Cash Flows
                For the nine months ended May 31, 1999 and 1998 (Unaudited) .............................  7

                Notes to Consolidated Financial Statements (Unaudited) ................................ 8-15

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations . 16-22

Part II.  Other Information

        Item 5.  Other Information ......................................................................  23

        Item 6.  Exhibits and Reports on Form 8-K .......................................................  23

Signatures ..............................................................................................  24


                         ILM II SENIOR LIVING, INC

PART I.  FINANCIAL INFORMATION

        Item I.  Financial Statements
                 (see next page)

                           ILM II SENIOR LIVING, INC.

                           CONSOLIDATED BALANCE SHEETS
                  May 31, 1999 (Unaudited) and August 31, 1998
                 (Dollars in thousands, except per share data)

                                     ASSETS

                                                              May 31, 1999    August 31, 1998
                                                              -------------   ----------------
Operating investment properties, at cost:
  Land                                                          $  5,567           $ 5,518
  Building and improvements                                       27,910            27,726
  Furniture, fixtures and equipment                                3,815             3,815
                                                                --------           -------
                                                                  37,292            37,059
  Less: accumulated depreciation                                  (8,448)           (7,599)
                                                                --------           -------
                                                                  28,844            29,460
Unamortized mortgage fees                                          1,425             1,425
Less: accumulated amortization                                    (1,073)             (966)
                                                                --------           -------
                                                                     352               459
Loan origination fees                                                143                72
Less: accumulated amortization                                       (31)               --
                                                                --------           -------
                                                                     112                72
Cash and cash equivalents                                            651             1,896
Accounts receivable - related party                                  308               273
Prepaid expenses and other assets                                    185               154
Deferred rent receivable                                              45                69
                                                                --------           -------
                                                                $ 30,497           $32,383
                                                                ========           =======

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                           $    288           $   220

Preferred shareholders' minority interest in subsidiary              132               125
                                                                --------           -------
  Total liabilities                                                  420               345
Contingencies

Shareholders' equity:
  Common stock, $0.01 par value, 12,500,000 shares
   authorized 5,181,236 shares issued and outstanding                 52                52
  Additional paid-in capital                                      44,823            44,823
  Accumulated deficit                                            (14,798)          (12,837)
                                                                --------           -------
  Total shareholder's equity                                      30,077            32,038
                                                                --------           -------
                                                                $ 30,497           $32,383
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

                                                                 Nine Months Ended Three Months Ended
                                                                    May 31,               May 31,
                                                                    -------               -------
                                                                1999       1998         1999       1998
                                                                ----       ----         ----       ----
REVENUES
  Rental income                                                $3,946     $3,700       $1,302     $1,262
  Interest income                                                  39         57            8         13
                                                               ------     ------       ------     ------
                                                                3,985      3,757        1,310      1,275
EXPENSES
  Depreciation expense                                            849        849          283        283
  Amortization expense                                            138        107           48         36
  General and administrative                                      255         88           78         31
  Professional fees                                             1,335        337          573        147
  Directors' compensation                                          66         86           19         28
                                                               ------     ------       ------     ------
                                                                2,643      1,467        1,001        525
NET INCOME                                                     $1,342     $2,290       $  309     $  750
                                                               ======     ======       ======     ======
Basic earnings per share of common stock                       $ 0.26     $ 0.44       $ 0.06     $ 0.14
                                                               ======     ======       ======     ======
Cash dividends paid per share of common stock                  $ 0.64     $ 0.54       $ 0.21     $ 0.19
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

                                                 Common Stock
                                                $.01 Par Value      Additional
                                                --------------       Paid-In     Accumulated
                                              Shares      Amount     Capital       Deficit      Total
                                              ------      ------     -------       -------      -----
Shareholders' equity
at August 31, 1997                           5,181,236     $52        $44,823     $(11,988)    $32,887

Cash dividends paid                                  -       -              -       (2,785)     (2,785)

Net income                                           -       -              -        2,290       2,290
                                             ---------     ---        -------     --------     -------
Shareholders' equity
at May 31, 1998                              5,181,236     $52        $44,823     $(12,483)    $32,392
                                             =========     ===        =======     ========     =======
Shareholders' equity
at August 31, 1998                           5,181,236     $52        $44,823     $(12,837)    $32,038

Cash dividends paid                                  -       -              -       (3,303)     (3,303)

Net income                                           -       -              -        1,342       1,342
                                             ---------     ---        -------     --------     -------
Shareholders' equity
at May 31, 1999                              5,181,236     $52        $44,823     $(14,798)    $30,077
                                             =========     ===        =======     ========     =======


                            See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the nine months ended May 31, 1999 and 1998 (Unaudited)
                             (Dollars in thousands)

                                                               Nine Months Ended
                                                                    May 31,
                                                                    -------
                                                                1999       1998
Cash flows from operating activities:
  Net income                                                  $ 1,342    $ 2,290
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization expense                         987        956
    Accrued dividends on subsidiary's preferred stock               7          6
    Changes in assets and liabilities:
      Accounts receivable - related party                         (35)    (1,105)
      Prepaid expenses and other assets                           (31)      (128)
      Deferred rent receivable                                     24         24
      Accounts payable and accrued expenses                        68         (3)
      Accounts payable - related party                              -        (98)
                                                              -------    -------
        Net cash provided by operating activities               2,362      1,942

Cash flows from investing activities:
      Additions to operating investment properties               (233)      (385)
                                                              -------    -------
        Net cash used in investing activities                    (233)      (385)

Cash flows from financing activities:
      Loan origination fees paid                                  (71)         -
      Cash dividends paid to shareholders                      (3,303)    (2,785)
                                                              -------    -------
        Net cash used in financing activities                  (3,374)    (2,785)
                                                              -------    -------
        Net decrease in cash and cash equivalents              (1,245)    (1,228)
Cash and cash equivalents, beginning of period                  1,896      2,361
                                                              -------    -------
Cash and cash equivalents, end of period                      $   651    $ 1,133
                                                              =======    =======

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

                        ILM II SENIOR LIVING, INC.

          Notes to Consolidated Financial Statements (Unaudited)
                                  (continued)

2. OPERATING INVESTMENT PROPERTIES SUBJECT TO FACILITIES LEASE AGREEMENT

        At May 31, 1999, through its consolidated subsidiary, the Company owned six Senior Housing Facilities. The name, location and size of the properties are as set forth below:


                                                                   Year Facility  Rentable      Resident
Name                                       Location                    Built      Units (2)    Capacity (2)
----                                       --------                    -----      ---------   ------------
The Palms                                  Fort Myers, FL               1988         205          255
Crown Villa                                Omaha, NE                    1992          73           73
Overland Park Place                        Overland Park, KS            1984         141          153
Rio Las Palmas                             Stockton, CA                 1988         164          190
The Villa at Riverwood                     St. Louis County, MO         1986         120          140
Villa Santa Barbara (1)                    Santa Barbara, CA            1979         125          125

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

        Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the existing Shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, Lease II, for the purpose of operating the Senior Housing Facilities under the terms of a Facilities Lease Agreement dated September 1, 1995 between the Company's consolidated affiliate, ILM II Holding, as owner of the properties and lessor (the "Lessor"), and Lease II as lessee (the "Lessee"). The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the term of the Facilities Lease Agreement, which expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara facility), unless earlier terminated at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party upon 30 days' notice to the Company. Lease II pays annual base rent for the use of all of the Facilities in the aggregate amount of $4,035,600 per year. Lease II also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rent was $943,000 and $301,000 for the nine- and three-month periods ended May 31, 1999, respectively, compared to $697,000 and $261,000, for the nine- and three-month periods ended May 31, 1998, respectively.

                     ILM II SENIOR LIVING, INC.

     Notes to Consolidated Financial Statements (Unaudited)
                             (continued)

OPERATING INVESTMENT PROPERTIES SUBJECT TO FACILITIES LEASE AGREEMENT
(CONTINUED)

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

        Accounts receivable - related party at May 31, 1999 and August 31, 1998 includes variable rent due from Lease II. There were no accounts payable-related party at either May 31, 1999 or August 31, 1998.

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

                      ILM II SENIOR LIVING, INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED MAY 31, 1999 VERSUS THE NINE MONTHS ENDED MAY 31,
1998

     Net income decreased $948,000, or 41.4%, to $1,342,000 for the nine-month period ended May 31, 1999 compared to $2,290,000 for the nine-month period ended May 31, 1998. Total revenue was $3,985,000 representing an increase of $228,000, or 6.1%, compared to $3,757,000 for the same period of the prior year. Rental and other income increased $246,000 or 6%, to $3,946,000 for the nine-month period ended May 31, 1999, compared to $3,700,000 for the nine-month period ended May 31, 1998, due to increased rental income earned pursuant to the terms of the Facilities Lease Agreement. Total expenses increased $1,176,000, or 80.2%, to $2,643,000 for the nine-month period ended May 31, 1999, compared to $1,467,000 for the nine-month period ended May 31, 1998. This increase in expenses is primarily attributable to increased professional fees due to increased legal, financial and advisory professionals who were engaged to assist the Company with the proposed agreement and plan of merger with Capital Senior Living Corporation, as discussed in Note 2 to the financial statements, and increased legal fees associated with the construction loan facility. The $167,000 or increase in general and administrative expenses to $255,000 for the nine-month period ended May 31, 1999, compared to $88,000 for the same period last year, is due to a variety of factors including increased Director and Officer insurance costs of $84,000; increased printing costs of $37,000 for the annual and quarterly reports which were completed earlier in the current year when compared to the previous year; and minor increases and decreases in other general and administrative costs. Directors' Compensation decreased $20,000, or 23.3%, due to a decrease in the number of Board members.

FOR THE THREE MONTHS ENDED MAY 31, 1999 VERSUS THE THREE MONTHS ENDED MAY 31,
1998

     Net income decreased $441,000, or 58.8%, to $309,000 for the third quarter ended May 31, 1999 compared to $750,000 for the third quarter ended May 31, 1998. Total revenue was $1,310,000 representing an increase of $35,000, or 2.7%, compared to the same period of the prior year. Rental and other income increased $40,000, to $1,302,000 for the quarter ended May 31, 1999, compared to $1,262,000 for the quarter ended May 31, 1998, due to increased rental income earned pursuant to the terms of the Facilities Lease Agreement. Total expenses increased $476,000, or 90.7%, to $1,001,000 for the three-month period ended May 31, 1999, compared to $525,000 for the three-month period ended May 31, 1998. This increase in expenses is primarily attributable to increased legal and professional fees associated with the Company's proposed agreement and plan of merger with Capital Senior Living Corporation, as discussed in Note 2 to the financial statements. The $47,000 or 34% increase in general and administrative expenses to $78,000 for the quarter ended May 31, 1999, compared to $31,000 for the same period last year, is due to a variety of factors including increased Director and Officer insurance costs of $22,000; increased printing costs of $7,000 shareholder reports which were completed earlier in the current year when compared to the previous year; and minor increases and decreases in other general and administrative costs. Directors' Compensation decreased $9,000, or 32.1%, due to a decrease in the number of Board members.

                        ILM II SENIOR LIVING, INC.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FORWARD-LOOKING INFORMATION

        CERTAIN STATEMENTS INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q ("QUARTERLY REPORT") CONSTITUTE "FORWARD- LOOKING STATEMENTS" INTENDED TO QUALIFY FOR THE SAFE HARBORS FROM LIABILITY ESTABLISHED BY SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). THESE FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED AS SUCH BECAUSE THE CONTEXT OF THE STATEMENT WILL INCLUDE WORDS SUCH AS "BELIEVES," "COULD," "MAY," "SHOULD," "ENABLE," "LIKELY," "PROSPECTS," "SEEK," "PREDICTS," "POSSIBLE," "FORECASTS," "PROJECTS," "ANTICIPATES," "EXPECTS" AND WORDS OF ANALOGOUS IMPORT AND CORRELATIVE EXPRESSIONS THEREOF, AS WELL AS STATEMENTS PRECEDED OR OTHERWISE QUALIFIED BY: "THERE CAN BE NO ASSURANCE" OR "NO ASSURANCE CAN BE GIVEN." SIMILARLY, STATEMENTS THAT DESCRIBE THE COMPANY'S FUTURE PLANS, OBJECTIVES, STRATEGIES OR GOALS ALSO ARE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS MAY ADDRESS FUTURE EVENTS AND CONDITIONS CONCERNING, AMONG OTHER THINGS, THE COMPANY'S CASH FLOWS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION; THE CONSUMMATION OF ACQUISITION AND FINANCING TRANSACTIONS AND THE EFFECT THEREOF ON THE COMPANY'S BUSINESS, ANTICIPATED CAPITAL EXPENDITURES, PROPOSED OPERATING BUDGETS AND ACCOUNTING RESERVES; LITIGATION; PROPERTY EXPANSION AND DEVELOPMENT PROGRAMS OR PLANS; REGULATORY MATTERS; AND THE COMPANY'S PLANS, GOALS, STRATEGIES AND OBJECTIVES FOR FUTURE OPERATIONS AND PERFORMANCE. ANY SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF ASSUMPTIONS REGARDING, AMONG OTHER THINGS, GENERAL ECONOMIC, COMPETITIVE AND MARKET CONDITIONS. SUCH ASSUMPTIONS NECESSARILY ARE BASED ON FACTS AND CONDITIONS AS THEY EXIST AT THE TIME SUCH STATEMENTS ARE MADE, THE PREDICTION OR ASSESSMENT OF WHICH MAY BE DIFFICULT OR IMPOSSIBLE AND, IN ANY CASE, BEYOND THE COMPANY'S CONTROL. FURTHER, THE COMPANY'S BUSINESS IS SUBJECT TO A NUMBER OF RISKS THAT MAY AFFECT ANY SUCH FORWARD-LOOKING STATEMENTS AND ALSO COULD CAUSE ACTUAL RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM THOSE PROJECTED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS IN THIS PARAGRAPH. MOREOVER, THE COMPANY DOES NOT INTEND TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS TO REFLECT ANY CHANGES IN GENERAL ECONOMIC, COMPETITIVE OR MARKET CONDITIONS AND DEVELOPMENTS BEYOND ITS CONTROL.

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

                                  By: ILM II SENIOR LIVING, INC.





                                  By: /s/ J. William Sharman, Jr.
                                      --------------------------
                                      J. William Sharman, Jr.
                                      President and Director

Dated:  NOVEMBER 16, 1999