Form 10-K
period 1999-08-31
ILM II SENIOR LIVING INC /VA
filed 1999-11-29
CIK 861880

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

        __X__     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED: AUGUST 31, 1999
                                       OR
  _____     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from       to      .
                                                -----    -----

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__ No _X_

Shares of common stock outstanding as of August 31, 1999: 5,181,236. The aggregate sales price of the shares sold was $51,812,356. This does not reflect market value. There is no current market for these shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
            DOCUMENTS                                   Form 10-K Reference
-------------------------------                         -------------------
Prospectus of registrant dated                           Parts II, Part IV
August 8, 1990, as supplemented
[33 Act filing #33-33857]

Current Report on Form 8-K                                   Part IV
of registrant dated October 21, 1999

================================================================================

                                           ILM II SENIOR LIVING, INC.

                                                 1999 FORM 10-K

                                               TABLE OF CONTENTS


PART I                                                                                                     PAGE

Item         1        Business.............................................................................I-1

Item         2        Properties...........................................................................I-6

Item         3        Legal Proceedings....................................................................I-6

Item         4        Submission of Matters to a Vote of Security Holders..................................I-9


PART II

Item         5        Market for the Registrant's Shares and Related
                         Stockholder Matters..............................................................II-1

Item         6        Selected Financial Data.............................................................II-2

Item         7        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations........................................................II-3

Item         8        Financial Statements and Supplementary Data.........................................II-9

Item         9        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................................II-9


PART III

Item        10        Directors and Executive Officers of the Registrant.................................III-1

Item        11        Executive Compensation.............................................................III-2

Item        12        Security Ownership of Certain Beneficial Owners and Management.....................III-2

Item        13        Certain Relationships and Related Transactions.....................................III-3


PART IV

Item        14        Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................IV-1

Signatures            ....................................................................................IV-2

Index to Exhibits     ....................................................................................IV-3

Financial Statements and Supplementary Data........................................................F-1 to F-23

                           ILM II SENIOR LIVING, INC.


                                     PART I

ITEM 1. BUSINESS

         ILM II Senior Living, Inc. (the "Company") was incorporated on February 5, 1990 under the laws of the State of Virginia as a Virginia finite-life corporation, formerly PaineWebber Independent Mortgage Inc. II, for the purpose of making construction and participating mortgage loans secured by rental housing complexes for independent senior citizens ("Senior Housing Facilities"). On September 12, 1990, the Company sold to the public in a registered initial offering pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933 (Registration Statement No. 33-33857), 5,181,236 shares of common stock, $.01 par value. The Company received capital contributions of $51,812,356, of which $200,000 represented the sale of 20,000 shares to an affiliate at that time, PaineWebber Group, Inc. ("PaineWebber"). For discussion purposes, PaineWebber will refer to PaineWebber Group, Inc., and all affiliates that provided services to the Company in the past.

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

         The Company originally invested the net proceeds of the initial public offering in six participating mortgage loans secured by senior housing facilities located in five states ("Senior Housing Facilities"). All of the loans made by the Company were originally to Angeles Housing Concepts, Inc. ("AHC"), a company specializing in the development, acquisition and operation of Senior Housing Facilities, and guaranteed by AHC's corporate parent, Angeles Corporation ("Angeles").

         During the quarter ended February 28, 1993, Angeles announced that it was experiencing liquidity problems that resulted in the inability to meet its obligations. Subsequent to such announcements, AHC defaulted on the regularly scheduled mortgage loan payments due to the Company on March 1, 1993. Subsequent to March 1993, payments toward the debt service owed on the Company's loans were limited to the net cash flow of the operating investment properties. On May 3, 1993, Angeles filed for reorganization under a Chapter 11 Federal Bankruptcy petition filed in the state of California. AHC did not file for reorganization. The Company retained special counsel and held extensive discussions with AHC concerning the default status of its loans. During the fourth quarter of fiscal 1993, a non-binding settlement agreement between the Company, AHC and Angeles was reached whereby ownership of the properties would be transferred from AHC to the Company or its designated affiliates. Under the terms of the settlement agreement, the Company would release AHC and Angeles from certain obligations under the loans. On April 27, 1994, each of the properties owned by AHC and securing the loans was transferred (collectively, "the Transfers") to newly created special purpose corporations affiliated with the Company (collectively, "the Property Companies"). The Transfers had an effective date of April 1, 1994 and were made pursuant to the settlement agreement entered into on February 17, 1994 ("the Settlement Agreement") between the Company and AHC which had previously been approved by the bankruptcy court handling the bankruptcy case of Angeles. All of the capital stock of each Property Company was held by ILM II Holding, Inc. ("ILM II Holding"), a Virginia corporation. In August 1995, each of the Property Companies merged into ILM II Holding which is now a subsidiary of the Company. As a result, ownership of the Senior Housing Facilities is now held by ILM II Holding, and the Property Companies no longer exist as separate legal entities.

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

          With this transfer completed, effective January 23, 1997 ILM II Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of a new class of non-voting, 8% cumulative preferred stock issued to the Company ("the Preferred Stock"). The number of authorized shares of preferred and common stock in ILM II Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. Since ILM II Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. The Company recorded the contribution of the Preferred Stock in ILM II Holding to the charitable organizations at the amount of the initial liquidation preference of $111,000. Such amount is included in general and administrative expenses in the accompanying consolidated statement of income for the year ended August 31, 1997. Cumulative dividends accrued as of August 31, 1999 and 1998, on the Preferred Stock in ILM II Holding totaled $23,000 and $14,000, respectively.

                           ILM II SENIOR LIVING, INC.

         As part of the fiscal 1994 Settlement Agreement with AHC, ILM II Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement. The management agreement with AHC was terminated in July 1996. Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the Company's existing Shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, ILM II Lease Corporation ("Lease II"), for the purpose of operating the Senior Housing Facilities under the terms of a facilities lease agreement (the "Facilities Lease Agreement"). All of the shares of capital stock of Lease II were distributed to the holders of record of the Company's common stock and the Senior Housing Facilities were leased to Lease II effective September 1, 1995. Lease II is a public company subject to the reporting obligations of the Securities and Exchange Commission. All responsibility for the day-to-day management of the Senior Housing Facilities, including administration of the property management agreement with AHC, was transferred to Lease II. On July 29, 1996, the management agreement with AHC was terminated and Lease II retained Capital Senior Management 2, Inc. ("Capital") to be the new property manager of its Senior Housing Facilities pursuant to a management agreement (the "Management Agreement"). Lawrence A. Cohen, who, through July 28, 1998, served as President, Chief Executive Officer and Director of the Company and a Director of Lease II, has also served in various management capacities at Capital Senior Living Corporation, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer of Capital Senior Living Corporation. As a result, through July 28, 1998, Capital was considered a related party.

RECENT DEVELOPMENTS

         On February 7, 1999, the Company entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. If the merger is consummated, the Shareholders of the Company will receive all-cash merger consideration of approximately $14.47 per share. Consummation of this transaction will require, among other things, the affirmative vote of the holders of not less than 66-2/3% of the Company's outstanding common stock. While there can be no assurance, consummation of the merger is presently anticipated in the first quarter of calendar year 2000. In connection with the merger, the Company has agreed to cause ILM II Holding to cancel and terminate the Facilities Lease Agreement with Lease II immediately prior to the effective time of the merger. As noted above, the Facilities Lease Agreement, which is scheduled to expire on December 31, 2000, may be terminated earlier at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party. As a result of the proposed merger, Lease II would have little "going concern" value. There can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof.

                           ILM II SENIOR LIVING, INC.

         At August 31, 1999, through its consolidated subsidiary, the Company owned eight Senior Housing Facilities. The Company's investments as of August 31, 1999 are described below:

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

         The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the term of the Facilities Lease Agreement, which expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara facility), unless earlier terminated at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party upon 30 days' notice to the Company, Lease II pays annual base rent for the use of all of the Facilities in the aggregate amount of $4,035,600 per year. Lease II also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. For the years ended August 31, 1999 and 1998, variable rental income was $1,261,000 and $984,000, respectively.

                           ILM II SENIOR LIVING, INC.

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

         Through June 18, 1997, and subject to the supervision of the Company's Board of Directors, assistance in the management of the business of the Company was provided by PaineWebber. PaineWebber resigned from this position effective as of June 18, 1997, although PaineWebber agreed to provide certain administrative services to the Company and its affiliates through August 31, 1997. Through the date of its resignation, PaineWebber performed the day-to-day operations of the Company and acted as the investment advisor and consultant for the Company. PaineWebber provided cash management, accounting, tax preparation, financial reporting, investor communications and relations as well as asset management services to the Company. These services are now being provided to the Company, subject to the supervision of the Company's Board of Directors, by various companies and consultants including Cohen & Steers, Greenberg Traurig, Fleet Bank, Ernst & Young LLP and MAVRICC Management Systems, Inc.

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

                           ILM II SENIOR LIVING, INC.


ITEM 2.  PROPERTIES

         As of August 31, 1999, the Company has interests in the six operating properties referred to under Item 1 above, to which reference is made for the description, name and location of such properties.

         Average occupancy levels for each fiscal quarter during 1999, along with an average for the year are presented below for each property:

                                                                   Average Quarterly Occupancy
                                            --------------------------------------------------------------------------
                                                                                                         Fiscal 1999
                                              11/30/98        2/28/99        5/31/99        8/31/99        Average
                                              --------        -------        -------        -------      -----------

The Palms                                        94%              93%          91%            89%            92%

Crown Villa                                      96%              97%          93%            94%            95%

Overland Park Place                              98%              97%          95%            95%            96%

Rio Las Palmas                                   92%              92%          91%            92%            92%

The Villa at Riverwood                           97%              93%          86%            87%            91%

Villa Santa Barbara                              97%              99%          97%            97%            98%

ITEM 3.  LEGAL PROCEEDINGS

TERMINATION OF MANAGEMENT CONTRACT WITH AHC


         On July 29, 1996, Lease II and ILM II Holding (collectively for this
Item 3, the "Companies") terminated a property management agreement with AHC covering the six Senior Housing Facilities leased by Lease II from ILM II Holding. The management agreement was terminated for "cause" pursuant to the contract. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Companies alleged, among other things, that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies.

         Due to the termination of the management agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic State of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an answer in response to the litigation initiated by the Companies and a counterclaim against ILM II Holding. The counterclaim alleged that the management agreement was wrongfully terminated for cause and requested damages which include the payment of the termination fee in the amount of $750,000, payment of management fees pursuant to the management agreement from August 1, 1996 through October 15, 1996, which is the earliest date that the management agreement could have been terminated without cause, and recovery of attorney's fees and expenses.


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

                           ILM II SENIOR LIVING, INC.

         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence A. Cohen, who, through July 28, 1998, was President, Chief Executive Officer, and Director of the Company; and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by Lease I and Lease II on behalf of Mr. Cohen totaled $229,000 as of August 31, 1999. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should pay reasonable legal fees and expenses incurred by Capital in the California litigation. As August 31, 1999, the amount advanced to Capital by Lease I and Lease II for legal fees totaled approximately $563,000.

         On August 18, 1998, the Company and its affiliates along with Capital and its affiliates entered into a settlement agreement with AHC. Lease I and Lease II agreed to pay $1,625,000 and Capital and its affiliates agreed to pay $625,000 to AHC in settlement of all claims including those related to the Virginia litigation and the California litigation. The Company and its affiliates also entered into an agreement with Capital and its affiliates to mutually release each other from all claims that any such parties may have against each other, other than any claims under the property management agreements. On September 4, 1998, the full settlement amounts were paid to AHC and its affiliates with Lease I paying $975,000 and Lease II paying $650,000.

                           ILM II SENIOR LIVING, INC.

OTHER LITIGATION

         On May 8, 1998 Andrew A. Feldman and Jeri Feldman, as Trustees for the Andrew A. & Jeri Feldman Revocable Trust dated September 18, 1990, commenced a purported class action on behalf of that trust and all other shareholders of the Company and ILM I in the Supreme Court of the State of New York, County of New York naming the Company, ILM I and their Directors as defendants. The class action complaint alleged that the Directors engaged in wasteful and oppressive conduct and breached fiduciary duties in preventing the sale or liquidation of the assets of the Company and ILM I, diverting certain of their assets. The complaint sought compensatory damages in an unspecified amount, punitive damages, the judicial dissolution of the Company and ILM I, an order requiring the Directors to take all steps to maximize Shareholder value, including either an auction or liquidation, and rescinding certain agreements, and attorney's fees. On July 8, 1998, the Company and its co-defendants moved to dismiss the complaint on all counts.

         On December 8, 1998, the Court granted the Company's dismissal motion in part but afforded the plaintiffs leave to amend their complaint. In doing so, the Court accepted the Company's position that all claims relating to the derivative actions were filed improperly. In addition, the Court dismissed common law claims for punitive damages, but allowed plaintiffs to amend their claims to assert claims alleging that the defendants injured shareholders without injuring the Company as a whole.

         On January 22, 1999, the Feldman plaintiffs filed an amended complaint, again purporting to commence a class action, and adding claims under Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Even before the Company and the Board of Directors responded to that amended complaint, the Feldman plaintiffs moved for leave to file a second amended complaint to add claims directed at enjoining the announced potential merger with Capital Senior Living Corporation and, alternatively, for compensatory and punitive damages. At a hearing held on March 4, 1999 relating to the motion for leave to file that second amended complaint and to expedite discovery, the Court granted leave to amend and set a schedule for discovery leading to a trial (if necessary) in the summer of 1999.

         On March 9, 1999, the Feldman plaintiffs filed a second amended complaint, which included claims for injunctive relief and, in the alternative, damages in an unspecified amount. In response to the Company's motion to dismiss the second amended complaint filed by the plaintiffs, on June 7, 1999 the Court issued an order dismissing the plaintiffs' federal security claims but denying the motion to dismiss plaintiffs' claims for breach of fiduciary duty and judicial dissolution, which motion was addressed to the pleadings and not to the merits of the action.

         On June 21, 1999, the Company and its co-defendants answered the second amended complaint and denied any and all liability and moved for reconsideration of the portion of the Court's June 7, 1999 order denying their motion to dismiss. In response to discovery requests, the Company, ILM I and others produced documents to the plaintiffs and depositions of current and former directors and others were taken. Discovery was completed as of July 1, 1999.

         On July 2, 1999, the parties to this action came to an agreement-in-principle to settle the action. On August 3, 1999, the parties entered into a Stipulation of Settlement and on August 11, 1999, the Court signed an order preliminarily approving the Stipulation and providing for notice of the Stipulation to the proposed settlement class.

         On September 30, 1999, the Court conducted a hearing and on October 4, 1999 issued an order certifying a settlement class and approving the proposed settlement as fair, reasonable and adequate, subject to the condition that certain modifications be made to the Stipulation of Settlement and any related documents filed with the Court on or before October 15, 1999.

                           ILM II SENIOR LIVING, INC.

         On October 15, 1999, the parties entered into a revised Stipulation of Settlement and filed it with the Court, which approved the settlement, by order dated October 21, 1999. In issuing that order the Court entered a final judgment dismissing the action and all non-derivative claims of the settlement class against the defendants with prejudice. In its October 4th order, the Court also denied the application by plaintiffs' counsel for payment of attorneys' fees and expenses, without prejudice to renewal within 14 days upon reapplication therefor. On or about October 14, 1999, plaintiffs' counsel reapplied to the Court for fees and expenses. A hearing was held November 5, 1999, in which the Court granted the application for attorney's fees in the amount of $950,000 and costs in the amount of $182,000. Under the Stipulation, if the proposed merger is consummated, Capital Senior Living Corporation is responsible for payment of such attorney's fees and expenses sought under this application, and if the proposed merger with Capital Senior Living Corporation is not consummated and ILM I and the Company enter into a transaction having similar effect to the merger with a third party, then ILM I and the Company are responsible for such fees and expenses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                           ILM II SENIOR LIVING, INC.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S SHARES AND RELATED STOCKHOLDER MATTERS

         During the public offering period, which commenced August 8, 1990 and ended May 10, 1991, the selling price of the shares of common stock was $10 per share. At August 31, 1999 there were 3,015 record holders of the Company's shares. There is no public market for the resale of the shares, and it is not anticipated that a public market will develop. While shares of the Company were designed for long-term holding, they may possibly be traded through a secondary market resale. The shares do not trade on an established exchange and the only market that has developed is an informal secondary market; therefore little resale activity occurs. Although PaineWebber and others may endeavor to assist Shareholders desiring to sell their shares by attempting to match requests to sell shares with requests to purchase shares, such transfers are not expected to be frequent. In addition, the Company's Articles of Incorporation restrict ownership of more than 9.8% of the Company's outstanding shares by one investor. These restrictions are designed to ensure that the Company does not violate certain share accumulation restrictions imposed by the Internal Revenue Code on REITs.

         The Company makes quarterly distributions, payable within 45 days after the end of each fiscal quarter, to Shareholders of record on the record date for such quarter as determined by the Directors. The Company intends to make distributions to Shareholders in an amount equal to at least 95% of its taxable income in order to continue to qualify as a REIT. Reference is made to Item 6 below for the amount of cash dividends paid per share of common stock during fiscal 1999.

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

         On February 7, 1999, the Company entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. If the merger is consummated, the Shareholders of the Company will receive all-cash merger consideration of approximately $14.47 per share. Consummation of this transaction will require, among other things, the affirmative vote of the holders of not less than 66-2/3% of the Company's outstanding common stock. While there can be no assurance, consummation of the merger is presently anticipated in the first quarter of calendar year 2000. In connection with the merger, the Company has agreed to cause ILM II Holding to cancel and terminate the Facilities Lease Agreement with Lease II immediately prior to the effective time of the merger. As noted above, the Facilities Lease Agreement, which is scheduled to expire on December 31, 2000, may be terminated earlier at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party. As a result of the proposed merger, Lease II would have little "going concern" value. There can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof.

                           ILM II SENIOR LIVING, INC.


ITEM 6.  SELECTED FINANCIAL DATA


                                           ILM II SENIOR LIVING, INC.
                         For the years ended August 31, 1999, 1998, 1997, 1996 and 1995
                                 (Dollars in thousands, except per share data)


                                                      1999         1998       1997(1)         1996          1995
                                                      ----         ----       --------        ----          ----

   Revenues                                            $5,321       $ 5,065     $  4,515    $      46      $      87

   Operating income (loss)                              1,697         2,907        2,184         (587)          (877)

   Equity in income from properties securing
     mortgage loans                                         -             -            -        2,674          2,308
                                                  -----------   -----------  ------------   ---------      ---------


   Net income                                          $1,697      $  2,907     $  2,184     $  2,087       $  1,431
                                                       ======      ========     ========     ========       ========


   Earnings per

     share of common stock                         $     0.32     $    0.56    $    0.42    $    0.40      $    0.27
                                                   ==========     =========    =========    =========      =========


   Cash dividends paid

     per share of common stock                     $     0.85     $    0.73    $    0.61    $    0.50      $    0.43
                                                   ==========     =========    =========    =========      =========


                                                                               August 31
                                                   -----------------------------------------------------------------
                                                         1999          1998         1997         1996           1995
                                                         ----          ----         ----         ----           ----


   Total assets                                       $31,376       $32,383      $33,355      $33,973        $35,052
                                                      =======       =======      =======      =======        =======


   Shares outstanding                               5,181,236     5,181,236    5,181,236    5,181,236      5,181,236

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

                           ILM II SENIOR LIVING, INC.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         The Company offered shares of its common stock to the public from September 12, 1990 to May 10, 1991 pursuant to a Registration Statement filed under the Securities Act of 1933. Capital contributions of $51,812,356 were received by the Company (including $200,000 contributed by PaineWebber) and, after deducting selling expenses and offering costs and allowing for adequate cash reserves, approximately $42.9 million was available to be invested in participating first mortgage loans secured by Senior Housing Facilities. The Company originally invested the net proceeds of the initial public offering in six participating mortgage loans secured by Senior Housing Facilities located in five states. All of the loans made by the Company were originally with AHC. As previously reported, AHC defaulted on the regularly scheduled mortgage loan payments due to the Company on March 1, 1993. Its parent company, Angeles, subsequently filed for bankruptcy. In fiscal 1994, a Settlement Agreement was executed whereby ownership of the Senior Housing Facilities was transferred from AHC to certain designated affiliates of the Company which were majority owned by the Company. Subsequently, these affiliates were merged into ILM II Holding which is now a subsidiary of the Company. ILM II Holding holds title to the six Senior Housing Facilities which comprise the balance of operating investment properties in the accompanying consolidated balance sheets, subject to certain mortgage loans payable to the Company. Such mortgage loans and the related interest expense are eliminated in the consolidation of the financial statements of the Company. As part of the fiscal 1994 Settlement Agreement with AHC, ILM II Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement. As discussed further below, the management agreement with AHC was terminated in July 1996.

         Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the Company's existing Shareholders while maintaining its qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, Lease II, for the purpose of operating the Senior Housing Facilities under the terms of a Facilities Lease Agreement. As of August 31, 1995, Lease II, which is taxable as a so-called "C" corporation and not as a REIT, was a wholly-owned subsidiary of the Company. On September 1, 1995, after the Company received the required regulatory approval, it distributed all of the shares of capital stock of Lease II to the holders of record of the Company's common stock. One share of common stock of Lease II was issued for each full share of the Company's common stock held. Prior to the distribution, the Company capitalized Lease II with $500,000 from its existing cash reserves, which was an amount estimated to provide Lease II with necessary working capital.

         The Facilities Lease Agreement is between the Company's consolidated affiliate, ILM II Holding, as owner of the properties and Lessor, and Lease II as Lessee. The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Pursuant to the Facilities Lease Agreement, which expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara property), Lease II pays annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount $4,035,600. Lease II also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rental income related to fiscal years 1999 and 1998 was $1,261,000 and $984,000, respectively.

         The assumption of ownership of the Senior Housing Facilities through ILM II Holding, which was a so-called "C" corporation for tax purposes at the time of the assumption, may result in a possible future tax liability which would be payable upon the ultimate sale of the Senior Housing Facilities (the "built-in gain tax"). The amount of such tax would be calculated based on the lesser of the total net gain realized from the sale transaction or the portion of the net gain realized upon a final sale which is attributable to the period during which the Senior Housing Facilities were held by a C corporation.

                           ILM II SENIOR LIVING, INC.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company completed its restructuring plans by converting ILM II Holding to a REIT for tax purposes. In connection with these plans, on November 21, 1996, the Company requested that PaineWebber sell all of the stock held in ILM II Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM II Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM II Holding was completed at an agreed upon fair value of $40,000. With this transfer completed, effective January 23, 1997, ILM II Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of non-voting, 8% cumulative preferred stock issued to the Company (the "Preferred Stock"). The number of authorized shares of preferred stock and common stock in ILM II Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock will accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. Since ILM II Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. The Company recorded the contribution of the Preferred Stock in ILM II Holding to the charitable organizations at the amount of the initial liquidation preference of $111,000. Such amount is included in general and administrative expense in the accompanying consolidated statement of income for the year ended August 31, 1997. Cumulative dividends accrued as of August 31, 1999 and 1998, on the preferred stock in ILM II Holding totaled approximately $23,000 and $14,000, respectively.

         Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM II Holding to a REIT would not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the properties were to be held for a period of at least ten years from the date of the conversion of ILM II Holding to a REIT. However, since the end of the Company's original anticipated holding period as defined in the Articles of Incorporation is December 31, 2001, the properties may not be held for an additional ten years. Based on management's current estimate of the increase in the values of the Senior Housing Facilities which occurred between April 1994 and January 1996, as supported by independent appraisals, a sale of the Senior Housing Facilities within ten years of the date of the conversion of ILM II Holding to a REIT could result in a built-in gain tax of as much as $2.3 million, which could be reduced by approximately $1.4 million using available net operating loss carryforwards of ILM II Holding of approximately $4.2 million. To avoid this built-in gain tax, the Directors are prepared at the appropriate time to recommend to the Shareholders an amendment to the Articles of Incorporation to extend the Company's scheduled liquidation date.

         ILM II Holding has acquired the respective operating properties subject to, and assumed the obligations under, the mortgage loans payable to the Company, pursuant to the 1997 Settlement Agreement with AHC. The principal balance of each loan was modified to reflect the estimated fair value of the related operating property as of the date of the transfer of ownership. The modified loans require interest-only payments on a monthly basis at a rate of 7% from April 1, 1994 through December 1, 1994, 9% for the period January 1 through December 31, 1995, 11% for the period January 1 through December 31, 1996, 12% for the period January 1 through December 31, 1997, 13% for the period January 1 through December 31, 1998, 13.5% for the period January 1, 1999 through December 31, 1999 and 14% for the period January 1, 2000 through maturity. Since ILM II Holding is consolidated with the Company in the accompanying consolidated financial statements for fiscal years 1999 and 1998, the mortgage loans and related interest expense have been eliminated in consolidation.

                           ILM II SENIOR LIVING, INC.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Because the ownership of the assets of ILM II Holding was expected to be transferred to the Company or its wholly-owned subsidiary, ILM II Holding was capitalized with funds to provide it with working capital only for a limited period of time. At the present time, ILM II Holding is not expected to have sufficient cash flow during fiscal year 2000 to (i) meet its obligations to make the debt service payments due under the loans and (ii) pay for capital improvements and structural repairs in accordance with the terms of the Facilities Lease Agreement. Although ILM II Holding is not expected to fully fund its scheduled debt service payments to the Company, the current values of the Senior Housing Facilities are well in excess of the mortgage principal amounts plus accrued interest at August 31, 1999. As a result, the Company is expected to recover the full amount that would be due under the loans upon the sale of the Senior Housing Facilities.

         Lease II has retained Capital to be the property manager of the Senior Housing Facilities and the Company has guaranteed payment of all fees due to Capital pursuant to the Management Agreement which commenced on July 29, 1996. Lawrence A. Cohen, who, through July 28, 1998, served as President, Chief Executive Officer and Director of the Company and a Director of Lease II, has also served in various management capacities at Capital Senior Living Corporation, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer of Capital Senior Living Corporation. As a result, through July 28, 1998, Capital was considered a related party. Under the terms of the Management Agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital also earns an incentive management fee equal to 25% of the amount by which the average monthly net cash flow of the Senior Housing Facilities, as defined, for the twelve- month period ending on the last day of each calendar month during the term of the Management Agreement exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount is increased based on the percentage increase in the Consumer Price Index as well as 15% of Senior Housing Facility expansion costs.

         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence A. Cohen, who, through July 28, 1998, was President, Chief Executive Officer, and Director of the Company; and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by Lease I and Lease II on behalf of Mr. Cohen totaled $229,000 as of August 31, 1999. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should pay reasonable legal fees and expenses incurred by Capital in the California litigation. As August 31, 1999, the amount advanced to Capital by Lease I and Lease II for legal fees totaled approximately $563,000.

                           ILM II SENIOR LIVING, INC.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The six Senior Housing Facilities in which the Company has invested averaged 94% and 96% occupancy for the fiscal years ended August 31, 1999 and 1998, respectively. The Company's net operating cash flow is expected to be relatively stable and predictable due to the structure of the Facilities Lease Agreement. The annual base rental payments owed to ILM II Holding are $4,035,600 and will remain at that level for the remainder of the lease term. In addition, the Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation, as discussed further above, which became effective in January 1997. Accordingly, ILM II Holding received variable rent payments in fiscal 1999 and 1998 in the amounts of $1,261,000 and $984,000, respectively. As a result of the status of the Company's net operating cash flow under the current Facilities Lease Agreement, the Company increased its quarterly dividend payment from $.1625 per share to $.1875 per share effective with the dividend paid in January 1998 for the quarter ended November 30, 1997. The Company increased its quarterly dividend payment to $0.2125 per share effective with the dividend paid on October 15, 1998, for the quarter ended August 31, 1998.

         The Company and ILM I have been pursuing the potential for future expansion of several of the Senior Housing Facilities which are located in areas that have particularly strong markets for senior housing to increase cash flow and shareholder value. Potential expansion candidates include the facilities located in Omaha, Nebraska; St. Louis County, Missouri; and Fort Myers, Florida. During fiscal year 1999, approximately one acre of land located adjacent to the Omaha facility was acquired for approximately $135,000 and during fiscal year 1998, a one-half acre parcel of vacant land adjacent to the Stockton facility was purchased for approximately $136,000. Also included in Land on the accompanying consolidated balance sheets are significant pre-construction design and planning costs incurred at existing facilities for possible future expansions. Although no expansion of the Stockton facility is being considered at this time, the additional land will provide needed parking spaces and improved access to the existing facility as well as future expansion potential. The Fort Myers facility includes a vacant land parcel of approximately one and one-half acres, which could accommodate an expansion of the existing facility. Preliminary feasibility evaluations have been completed for all of these potential expansions and pre-construction design and construction-cost evaluations are underway for expansions of the facilities located in Omaha and Fort Myers.

         Once the pre-construction design process is complete and projected expansion construction costs are determined, the Company will carefully evaluate the costs and benefits before proceeding with the construction of any of these expansions. Depending on the extent of any expansions deemed appropriate, such plans would result in the need for substantial capital.

         The Company secured a construction loan facility with a major bank that provides the Company with up to $8.8 million to fund the capital costs of the potential expansion programs. The construction loan facility is secured by a first mortgage of the Senior Housing Facilities and collateral assignment of the Company's leases of such Senior Housing Facilities. The loan expires December 31, 2000, with possible extensions through September 29, 2003. Principal is due at expiration. Interest is payable at a rate equal to LIBOR plus 1.10% or Prime plus 0.5%. Loan origination costs in connection with this loan facility are being amortized over the life of the loan.

         On June 7, 1999, the Company borrowed approximately $1.2 million under the construction loan facility to fund the pre-construction capital costs incurred through April 1999, of the potential expansions of the Senior Housing Facilities. As of August 31, 1999, approximately $7.6 million of the construction loan facility is unused and available.

                           ILM II SENIOR LIVING, INC.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         At August 31, 1999, the Company had cash and cash equivalents of $1,913,000 compared to $1,896,000 at August 31, 1998. The increase in cash of approximately $17,000 is primarily due to borrowing of approximately $1.2 million under the construction loan facility offset by costs incurred due to the potential merger transaction with Capital Senior Living Corporation. Such amounts will be used for the working capital requirements of the Company, along with the possible investment in the properties owned by the Company's consolidated affiliate for certain capital improvements, and for dividends to the Shareholders. Future capital improvements could be financed from operations or through borrowings, depending on the magnitude of the improvements, the availability of financing and the Company's incremental borrowing rate. The source of future liquidity and dividends to the Shareholders is expected to be through facilities lease payments from Lease II, interest income earned on invested cash reserves and proceeds from the future sales of the underlying operating investment properties. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis. The Company generally will be obligated to distribute annually at least 95% of its taxable income to its Shareholders in order to continue to qualify as a REIT under the Internal Revenue Code.

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

                           ILM II SENIOR LIVING, INC.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

         Net income decreased $1,210,000, or 41.6%, to $1,697,000 for the fiscal year ended August 31, 1999, compared to $2,907,000 for the fiscal year ended August 31, 1998. Total revenue was $5,321,000 for fiscal year 1999, representing an increase in revenue of $256,000, or 5.1%, compared to total revenue of $5,065,000 for fiscal year 1998. Rental and other income increased $277,000, or 5.6%, to $5,265,000 from $4,988,000 last year, due to increased rental income earned pursuant to the terms of the Facilities Lease Agreement. Interest income decreased $21,000, or 27.3%, to $56,000 for the year ended August 31, 1999, compared to $77,000 for the same period last year, primarily due to a decrease in cash and cash equivalents throughout most of fiscal year 1999. Total expenses increased $1,466,000, or 67.9%, to $3,624,000 for the fiscal year ended August 31, 1999, compared to $2,158,000 for the fiscal year ended August 31, 1998. This increase in expenses is primarily attributable to increased professional fees of $1,238,000, or 229.3%, due to increased legal, financial and advisory professionals who were engaged to assist the Company with the proposed agreement and plan of merger with Capital Senior Living Corporation, as discussed in Note 1 to the financial statements, and increased legal fees associated with finalizing the construction loan facility. General and administrative expenses increased $122,000 to $344,000, or 55.0%, for the fiscal year ended August 31, 1999, compared to $222,000 for the same period last year, due to a variety of factors including increased Director and Officer insurance costs of $87,000; increased printing costs of $58,000 primarily due to the potential merger transaction with Capital Senior Living Corporation; offset by a $58,000 decrease in postage and mailing costs and minor increases and decreases in other general and administrative costs. Directors' compensation decreased $28,000, or 25.2%, due to a decrease in the number of Board members.

1998 COMPARED TO 1997

         Net income increased $723,000, or 33.1%, to $2,907,000 for the fiscal year ended August 31, 1998, compared to $2,184,000 for the fiscal year ended August 31, 1997. Total revenue was $5,065,000 for fiscal year 1998, representing an increase in revenue of $550,000, or 12.2%, compared to total revenue of $4,515,000 for fiscal year 1997. Rental and other income increased $572,000, or 13.0%, to $4,988,000 from $4,416,000 last year, due to increased rental income earned pursuant to the terms of the Facilities Lease Agreement. Interest income decreased $22,000, or 22.2%, to $77,000 for the twelve-months ended August 31, 1998, compared to $99,000 for the same period last year, as a result of a decrease in the average balances of cash and cash equivalents in fiscal year 1998 versus fiscal year 1997. Total expenses decreased $173,000, or 7.4%, to $2,158,000 for the fiscal year ended August 31, 1998, compared to $2,331,000 for the fiscal year ended August 31, 1997. This decrease in expenses was primarily attributable to a decrease in general and administrative expenses of $341,000, or 60.6%, due, in part, to reductions in advisory fees, reimbursable costs and ILM II Holding restructuring costs as well as the elimination of; offset by an increase in professional fees of $232,000, or 75.3%, associated with restructuring advice provided by the independent investment banking firm and increased legal fees. Directors' compensation increased $29,000, or 35.4%, as a result of more frequent Board of Directors meetings.

INFLATION

         The Company completed its seventh full year of operations in fiscal 1999. The effects of inflation and changes in prices on the Company's operating results to date have not been significant. Inflation in future periods is likely to cause increases in the Company's expenses, which may be partially offset by increases in revenues from the Company's investments in the Senior Housing Facilities. Under the terms of the facilities lease, as discussed further above, the Company, through its consolidated affiliate, ILM II Holding, earned additional rental income based on increases in the gross revenues of the related operating properties beginning in January 1997. Such gross revenues may tend to rise with inflation since the rental rates on the tenant leases, which are short-term in nature, can be adjusted to keep pace with inflation as market conditions allow.

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


         (a) and (b) The names and ages of the Directors and Executive Officers of the Company during fiscal 1999 are as follows:

         Name                             Office                                   Age             Dates of Office
         ----                             ------                                   ---             ---------------
         J. William Sharman, Jr.          President and Director                  59               6/9/89** - present
         Jeffry R. Dwyer                  Secretary and Director                  53               6/9/89*  - present
         Carl J. Schramm                  Director                                53               12/5/96  - present

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

         JEFFRY R. DWYER has served as Secretary and a Director of the Company since its inception in 1990. Mr. Dwyer has been a shareholder of the law firm of Greenberg Traurig since June 1997. In May 1997, Greenberg Traurig began acting as Counsel to the Company and its affiliates. From 1993 to 1997, Mr. Dwyer was a partner with the law firm of Akin, Gump, Strauss, Hauer & Feld in the District of Columbia. Prior to joining Akin, Gump, Strauss, Hauer & Feld, Mr. Dwyer was a partner with the law firm of Morrison & Foerster from 1989 to 1993. Mr. Dwyer also presently serves as Secretary and a Director of ILM I and President, Secretary and Director of Lease I and Lease II. Mr. Dwyer has written several law review articles and a major treatise on real estate financing and has taught Real Estate Planning as an Adjunct Professor at the Georgetown University Law Center. Mr. Dwyer graduated from Georgetown University and received his law degree from the Georgetown University Law Center.


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

         Based solely on its review of the copies of such forms received by it, the Company believes that, during the year ended August 31, 1999, there was compliance with all filing requirements applicable to its officers and directors and ten-percent beneficial holders.

ITEM 11. EXECUTIVE COMPENSATION


         The Company's Directors each receive an annual fee of $12,000 (except for J. William Sharman, Jr., President and Director, who receives $27,000) plus $500 for attending each Board of Directors meeting and reimbursement for expenses incurred in attending meetings and as a result of other work performed for the Company. Officers of the Company are not compensated. Jeffry R. Dwyer is a shareholder of and receives compensation from Greenberg Traurig, which acts as Counsel to the Company and its affiliates. The former officers of the Company who were also officers of PaineWebber received compensation from PaineWebber which indirectly related to services to the Company because the Company was required to pay certain fees to PaineWebber as described in Item 13. When PaineWebber resigned as advisor to the Companies, the former officers resigned effective the same date, therefore no services were provided by such persons subsequent to June 18, 1997. Lawrence A. Cohen, who was President, Chief Executive Officer and a Director of the Company until July 28, 1998, also received compensation from Capital Senior Living Corporation, an affiliate of Capital, a related party through July 28, 1998.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) As of the date hereof, no person of record owns or is known by the Company to own beneficially more than five percent of the outstanding shares of common stock of the Company.


         (b) The Directors and Officers of the Company do not have any direct or indirect ownership of shares


         (c) There exists no arrangement, known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.


                                     III-2

                           ILM II SENIOR LIVING, INC.


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

(i) Under the former advisory agreement, PaineWebber had specific management responsibilities; to perform day-to-day operations of the Company and to act as the investment advisor and consultant for the Company in connection with general policy and investment decisions. PaineWebber received an annual base fee and an incentive fee of 0.25% and 0.25%, respectively, of the capital contributions of the Company, as defined, as compensation for such services. Incentive Fees are subordinated to Shareholders' receipt of distributions of net cash sufficient to provide a return equal to 10% per annum. For the years ended August 31, 1999, 1998 and 1997, PaineWebber earned base management fees totaling $0, $0 and $103,000, respectively. Payment of incentive management fees was suspended effective
         April 15, 1993 in conjunction with a reduction in the Company's quarterly dividend payments.

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

         PaineWebber was reimbursed for their direct expenses relating to the offering of shares, the administration of the Company and the acquisition and operations of the Company's real estate investments. Included in general and administrative expenses on the accompanying statements of income for the years ended August 31, 1999, 1997 and 1996 is $0, $118,000 and $107,000, respectively, representing reimbursements to PaineWebber for providing certain financial, accounting and investor communication services to the Company.

         Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") provided cash management services with respect to the Company's cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. During fiscal 1999, 1998 and 1997, Mitchell Hutchins earned $0, $0 and $5,000 (included in general and administrative expenses) for managing the Company's cash assets, respectively.


                                     III-3

                           ILM II SENIOR LIVING, INC.

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

         Lease II has retained Capital to be the property manager of the Senior Housing Facilities, and the Company has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement which commenced on July 29, 1996. Lawrence A. Cohen, who, through July 28, 1998, served as President, Chief Executive Officer and Director of the Company and a Director of Lease II, has also served in various management capacities at Capital Senior Living Corporation, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer and Acting Chief Financial Officer of Capital Senior Living Corporation. As a result, through July 28, 1998, Capital was considered a related party. For the years ended August 31, 1999 and 1998, Capital earned property management fees from Lease II of $980,000 and $899,000, respectively.

          On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence A. Cohen, who, through July 28, 1998, was President, Chief Executive Officer and Director of the Company; and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by Lease I and Lease II on behalf of Mr. Cohen totaled $229,000 as of August 31, 1999. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should pay reasonable legal fees and expenses incurred by Capital in the California litigation. As August 31, 1999, the amount advanced to Capital by Lease I and Lease II for legal fees totaled approximately $563,000.

         On September 18, 1997, Lease II entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansion of several of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. The Company will reimburse Lease II for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the years ended August 31, 1999 and 1998, Capital Senior Development, Inc. earned fees from the Company of $15,000 and $73,000, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

         Jeffry R. Dwyer, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the years ended August 31, 1999 and 1998, Greenberg Traurig earned fees from the Company of $1,168,000 and $233,000, respectively.


                                     III-4

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

     (b) The Company filed a Current Report on Form 8-K dated October 21, 1999 announcing that the Company had entered into an amended and restated agreement and plan of merger with Capital Senior Living Corporation.

          The Company filed a Current Report on Form 8-K dated August 13, 1999 announcing that a Stipulation of Settlement was reached in the Feldman litigation.

          The Company filed a Current Report on Form 8-K dated February 7, 1999 reporting that the Company entered into an Agreement and Plan of Merger with Capital Senior Living Corporation.


     (c)  Exhibits:

                    See (a) (3) above.

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


                                    ILM II SENIOR LIVING, INC.



                                    By:.  /s/ J. William Sharman, Jr.
                                       -----------------------------------------
                                        J. William Sharman, Jr.
                                        President and Chief Executive Officer





Dated:  NOVEMBER 23, 1999
        -----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacity and on the dates indicated.



By: /s/ J. William Sharman, Jr.         Date:  November 23, 1999
    ----------------------------------        -----------------------
    J. William Sharman, Jr.
    Director



By: /s/ Jeffry R. Dwyer                 Date: November 23, 1999
    ----------------------------------        ----------------------
    Director



By: /s/ Carl J. Schramm                 Date: November 22, 1999
    ----------------------------------        ----------------------
    Carl J. Schramm
    Director

                           ILM II SENIOR LIVING, INC.


                           ANNUAL REPORT ON FORM 10-K
                                  ITEM 14(a)(3)

                           ILM II SENIOR LIVING, INC.


                                INDEX TO EXHIBITS

                                                                            PAGE NUMBER IN THE REPORT OR
EXHIBIT NO.                    DESCRIPTION OF DOCUMENT                      OTHER REFERENCE
-----------------------------  -----------------------------------------    --------------------------------------

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

(13)                          Annual Reports to Stockholders                No Annual Report for the year ended
                                                                            August 31, 1999 has been sent to the
                                                                            Stockholders. An Annual Report will
                                                                            be sent to the Stockholders
                                                                            subsequent to this filing.

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

                           ILM II SENIOR LIVING, INC.


                           ANNUAL REPORT ON FORM 10-K
                         ITEM 14(a)(1) AND (2) AND 14(d)

                           ILM II SENIOR LIVING, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


ILM II SENIOR LIVING, INC.:                                                                     REFERENCE

     Report of Independent Auditors                                                                  F-2

     Consolidated Balance Sheets as of August 31, 1999 and 1998                                      F-3

     Consolidated Statements of Income for the years ended August 31, 1999,
       1998 and 1997                                                                                 F-4

     Consolidated Statements of Changes in Shareholders' Equity for the years ended
       August 31, 1999, 1998 and 1997                                                                F-5

     Consolidated Statements of Cash Flows for the years ended August 31, 1999,
       1998 and 1997                                                                                 F-6

     Notes to Consolidated Financial Statements                                                      F-7

SCHEDULE:

     Schedule III - Real Estate and Accumulated Depreciation                                        F-21

         Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

                           ILM II SENIOR LIVING, INC.


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Shareholders of
ILM II Senior Living, Inc.

         We have audited the accompanying consolidated balance sheets of ILM II Senior Living, Inc. and subsidiary, as of August 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended August 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ILM II Senior Living, Inc. and subsidiary, at August 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                            ERNST & YOUNG LLP





Dallas, Texas
October 22, 1999
except for Note 5, as to which the date is November 5, 1999

                           ILM II SENIOR LIVING, INC.



                           CONSOLIDATED BALANCE SHEETS
                            August 31, 1999 and 1998
                  (Dollars in thousands, except per share data)

                                                     ASSETS

                                                                                         1999                    1998
                                                                                      ------------           -----------
Operating investment properties, at cost:

   Land                                                                               $   5,664               $   5,518
   Building and improvements                                                             27,957                  27,726
   Furniture, fixtures and equipment                                                      3,815                   3,815
                                                                                      ---------              ----------
                                                                                         37,436                  37,059
   Less: accumulated depreciation                                                        (8,834)                 (7,599)
                                                                                         28,602                  29,460

Mortgage placement fees                                                                   1,425                   1,425
Less:  accumulated amortization                                                          (1,108)                   (966)
                                                                                      ---------              ----------
                                                                                            317                     459

Loan origination fees                                                                       144                      72
Less:  accumulated amortization                                                             (42)                      -
                                                                                      ---------              ----------
                                                                                            102                      72

Cash and cash equivalents                                                                 1,913                   1,896
Accounts receivable - related party                                                         337                     273
Prepaid expenses and other assets                                                            68                     154
Deferred rent receivable                                                                     37                      69
                                                                                      ---------              ----------
                                                                                       $ 31,376               $  32,383
                                                                                       ========               =========


                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                                                 $     219                $    171
Accounts payable - related party                                                            527                      49
Construction loan payable                                                                 1,165                       -
Preferred shareholders'
   minority interest in consolidated subsidiary                                             134                     125
                                                                                     ----------               ---------
               Total liabilities                                                          2,045                     345

Commitments and contingencies

Shareholders' equity:
   Common stock, $0.01 par value, 12,500,000 shares authorized,
     5,181,236 shares issued and outstanding                                                 52                      52
   Additional paid-in capital                                                            44,823                  44,823
   Accumulated deficit                                                                  (15,544)                (12,837)
                                                                                       --------                --------
         Total shareholders' equity                                                      29,331                  32,038
                                                                                       --------                --------
                                                                                       $ 31,376                $ 32,383
                                                                                       ========                ========

                                            See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
               For the years ended August 31, 1999, 1998, and 1997
                  (Dollars in thousands, except per share data)


                                                                        1999              1998                1997
                                                                      ----------        ----------          ----------

REVENUES:
   Rental and other income                                               $5,265            $4,988              $4,416
   Interest income                                                           56                77                  99
                                                                      ---------         ---------           ---------
                                                                          5,321             5,065               4,515

EXPENSES:
   Depreciation expense                                                   1,235             1,142               1,132
   Amortization expense                                                     184               143                 143
   Management fees                                                                                                103
                                                                              -                 -
   General and administrative                                               344               222                 563
   Professional fees                                                      1,778               540                 308
   Director compensation                                                     83               111                  82
                                                                      ---------         ---------           ---------
                                                                          3,624             2,158               2,331
                                                                      ---------         ---------           ---------


NET INCOME                                                               $1,697            $2,907              $2,184
                                                                         ======            ======              ======

Earnings per share of common stock                                       $ 0.32             $0.56               $0.42
                                                                         ======             =====               =====

Cash dividends paid per share of common stock                            $ 0.85             $0.73               $0.61
                                                                         ======             =====               =====


     The above earnings and cash dividends paid per share of common stock are based upon the 5,181,236 shares outstanding during the year.





                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               For the years ended August 31, 1999, 1998 and 1997
                  (Dollars in thousands, except per share data)



                                              COMMON STOCK
                                             $.01 PAR VALUE               ADDITIONAL
                                        ------------------------           PAID-IN            ACCUMULATED
                                        SHARES            AMOUNT           CAPITAL              DEFICIT              TOTAL
                                        ------            ------          -----------         -----------            -----

SHAREHOLDERS' EQUITY AT
AUGUST 31, 1996                         5,181,236            $52            $44,823             $(10,999)           $33,876

Cash dividends paid                             -              -                  -               (3,173)            (3,173)

Net income                                      -              -                  -                2,184              2,184
                                      -----------      ---------          ---------           ----------          ---------

SHAREHOLDERS' EQUITY AT
AUGUST 31, 1997                         5,181,236             52             44,823              (11,988)            32,887

Cash dividends paid                             -              -                  -               (3,756)            (3,756)

Net income                                      -              -                  -                2,907              2,907
                                      -----------       --------          ---------           ----------          ---------

SHAREHOLDERS' EQUITY AT
AUGUST 31, 1998                         5,181,236             52             44,823              (12,837)            32,038

Cash dividends paid                             -              -                  -               (4,404)            (4,404)

Net income                                      -              -                  -                1,697              1,697
                                      -----------       --------          ---------           ----------          ---------

SHAREHOLDERS' EQUITY AT
AUGUST 31, 1999                         5,181,236            $52            $44,823             $(15,544)           $29,331
                                      ===========       ========          =========           ==========          =========



                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.


                    CONSOLIDATED STATEMENTS OF CASH FLOWS For
                 the years ended August 31, 1999, 1998, and 1997
                                 (In thousands)

                                                                   1999             1998              1997
                                                                ----------      ------------     ------------

Cash flows from operating activities:
   Net income                                                    $ 1,697           $ 2,907          $ 2,184
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization                               1,419             1,285            1,275
       Charitable contribution of subsidiary's
         preferred stock and accrued dividends                         9                 9              116
       Changes in assets and liabilities:
         Interest and other receivables                                -                 -              178
         Accounts receivable - related party                         (64)             (122)              74
         Prepaid expenses and other assets                            86               (77)             (68)
         Deferred rent receivable                                     32                31               31
         Accounts payable - related party                            478              (205)             173
         Accounts payable and accrued expenses                        48                73               82
                                                                --------        ----------       ----------

              Net cash provided by operating activities            3,705             3,901            4,045
                                                                --------        ----------       ----------

Cash flows (used in) provided by investing activities:
   ILM II Holding acquired cash balance                                -                 -              245
   Additions to operating investment properties                     (377)             (538)            (205)
                                                                ---------       -----------      -----------
              Net cash (used in) provided by investing
                activities                                          (377)             (538)              40
                                                                ---------       -----------      ----------

Cash flows used in financing activities:
   Loan origination fees paid                                        (72)              (72)               -
   Proceeds from construction loan facility                        1,165                 -                -
   Cash dividends paid to shareholders                            (4,404)           (3,756)          (3,173)
                                                                ---------       -----------      -----------
              Net cash used in financing activities               (3,311)           (3,828)          (3,173)
                                                                ---------       -----------      -----------

Net increase (decrease) in cash and cash equivalents                  17              (465)             912

Cash and cash equivalents, beginning of year                       1,896             2,361            1,449
                                                                --------        ----------       ----------

Cash and cash equivalents, end of year                           $ 1,913           $ 1,896          $ 2,361
                                                                ========        ==========       ==========

Cash paid for state income taxes                               $      42        $        4       $        -
                                                               =========        ==========       ==========

Cash paid for interest                                         $      11        $        -       $        -
                                                               =========        ==========       ==========

                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.
                          Notes to Financial Statements


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

         The Company originally invested the net proceeds of the initial public offering in six participating mortgage loans secured by senior housing facilities ("Senior Housing Facilities") located in five states. All of the loans made by the Company were originally to Angeles Housing Concepts, Inc. ("AHC"), a company specializing in the development, acquisition and operation of senior housing facilities and guaranteed by AHC's corporate parent, Angeles Corporation ("Angeles").

         During the quarter ended February 28, 1993, Angeles announced that it was experiencing liquidity problems that resulted in the inability to meet its obligations. Subsequent to such announcements, AHC defaulted on the regularly scheduled mortgage loan payments due to the Company on March 1, 1993. Subsequent to March 1993, payments toward the debt service owed on the Company's loans were limited to the net cash flow of the operating investment properties. On May 3, 1993, Angeles filed for reorganization under a Chapter 11 Federal Bankruptcy petition filed in the state of California. AHC did not file for reorganization. The Company retained special counsel and held extensive discussions with AHC concerning the default status of its loans. During the fourth quarter of fiscal 1993, a non-binding Settlement Agreement between the Company, AHC and Angeles was reached whereby ownership of the Senior Housing Facilities would be transferred from AHC to the Company or its designated affiliates. Under the terms of the Settlement Agreement, the Company would release AHC and Angeles from certain obligations under the loans. On April 27, 1994, each of the Senior Housing Facilities owned by AHC and securing the loans was transferred (collectively, "the Transfers") to newly-created special purpose corporations affiliated with the Company (collectively, "the Property Companies"). The Transfers had an effective date of April 1, 1994 and were made pursuant to the Settlement Agreement entered into on February 17, 1994 ("the Settlement Agreement") between the Company and AHC which had previously been approved by the bankruptcy court handling the bankruptcy case of Angeles. All of the capital stock of each Property Company was held by ILM II Holding, Inc. ("ILM II Holding"), a Virginia corporation. In August 1995, each of the Property Companies merged into ILM II Holding which is now a subsidiary of the Company. As a result, ownership of the Senior Housing Facilities is now held by ILM II Holding, and the Property Companies no longer exist as separate legal entities.

          ILM II Holding now holds title to the six Senior Housing Facilities which comprise the balance of operating investment properties on the accompanying consolidated balance sheets, subject to certain mortgage loans payable to the Company. Such mortgage loans and the related interest expense are eliminated in the consolidation of the financial statements of the Company. The capital stock of ILM II Holding was originally owned by the Company and PaineWebber. ILM II Holding had issued 100 shares of Series A Preferred Stock to the Company in return for a capital contribution in the amount of $495,000 and had issued 10,000 shares of common stock to PaineWebber in return for a capital contribution in the amount of $5,000. The common stock represented approximately 99 percent of the voting power and 1 percent of the economic interest in ILM II Holding, while the preferred stock represented approximately 1 percent of the voting power and 99 percent of the economic interest in ILM II Holding.

                           ILM II SENIOR LIVING, INC.
                    Notes to Financial Statements (continued)


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

         With this transfer completed, effective January 23, 1997, ILM II Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of a new class of nonvoting, 8% cumulative preferred stock issued to the Company (the "Preferred Stock"). The number of authorized shares of preferred and common stock in ILM II Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock will accrue at a rate of 8% per annum on the original $1,000 liquidation preference and will be cumulative from the date of issuance. Since ILM II Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. The Company recorded the contribution of the Preferred Stock in ILM II Holding to the charitable organizations at the amount of the initial liquidation preference of $111,000. Such amount is included in general and administrative expense on the accompanying income statement for the year ended August 31, 1997. Cumulative dividends accrued as of August 31, 1999 and 1998, on the preferred stock in ILM II Holding totaled approximately $23,000 and $14,000, respectively.


         As part of the fiscal 1994 Settlement Agreement with AHC, ILM II Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement. As discussed further in Note 5, the management agreement with AHC was terminated in July 1996. Subsequent to the effective date of the Settlement Agreement with AHC, management investigated and evaluated the available options for structuring the ownership of the properties in order to maximize the potential returns to the existing shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code (see Note
     2). As discussed further in Note 4, on September 12, 1994, the Company formed a new subsidiary, ILM II Lease Corporation ("Lease II"), for the purpose of operating the Senior Housing Facilities. On September 1, 1995, after the Company received the required regulatory approval, the Company distributed all of the shares of capital stock of Lease II to the holders of record of the Company's common stock. The Senior Housing Facilities were leased to Lease II effective September 1, 1995 (see Note 4 for a description of the Facilities Lease Agreement). Lease II is a public company subject to the reporting obligations of the Securities and Exchange Commission.

                           ILM II SENIOR LIVING, INC.
                    Notes to Financial Statements (continued)


1.       NATURE OF OPERATIONS, RESTRUCTURING, AND BASIS OF PRESENTATION
     (CONTINUED)



         On February 7, 1999, the Company entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. If the merger is consummated, the Shareholders of the Company will receive all-cash merger consideration of approximately $14.47 per share. Consummation of this transaction will require, among other things, the affirmative vote of the holders of not less than 66-2/3% of the Company's outstanding common stock. While there can be no assurance, consummation of the merger is presently anticipated in the first quarter of calendar year 2000. In connection with the merger, the Company has agreed to cause ILM II Holding to cancel and terminate the Facilities Lease Agreement with Lease II immediately prior to the effective time of the merger. As noted above, the Facilities Lease Agreement, which is scheduled to expire on December 31, 2000, may be terminated earlier at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party. There can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof.

                           ILM II SENIOR LIVING, INC.
                    Notes to Financial Statements (continued)


2.   USE OF ESTIMATES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of August 31, 1999 and 1998 and revenues and expenses for each of the three years in the period ended August 31, 1999. Actual results could differ from the estimates and assumptions used.

         The Company's significant accounting policies are summarized as follows:

A.   BASIS OF PRESENTATION

     The operating cycle in the real estate industry is longer than one year and the distinction between current and non-current is of little relevance. Accordingly, the accompanying consolidated balance sheets are presented in an unclassified format.

     Effective January 10, 1997, the Company purchased the remaining common shares held by PaineWebber of ILM II Holding which provided the Company with 100% majority voting control, for $40,000 which is included in general and administrative expense for the year ended August 31, 1997.

     The accompanying financial statements include the financial statements of the Company and ILM II Holding. The results of operations of ILM II Holding have been included in the consolidated results of operations of the Company since September 1, 1996. All intercompany balances and transactions have been eliminated in consolidation.


B.   INCOME TAXES

     The Company has elected to qualify and to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for each taxable year of operations. As a REIT, the Company is allowed a deduction for the amount of dividends paid to its shareholders, thereby effectively subjecting the distributed net taxable income of the Company to taxation at the shareholder level only, provided it distributes at least 95% of its taxable income and meets certain other requirements for qualifying as a real estate investment trust. In connection with the settlement agreement described in
     Note 1, the Company, through ILM II Holding, obtained title to the Senior Housing Facilities securing its mortgage loan investments. To retain REIT status, the Company must ensure that 75% of its annual gross income is received from qualified sources. Under the original investment structure, interest income from the Company's mortgage loans was a qualified source. The Senior Housing Facilities that are now owned by a subsidiary of the Company provide residents with more services, such as meals, activities, assisted living, etc., than are customary for ordinary residential apartment properties. As a result, a significant portion of the rents paid by the residents includes income for the increased level of services received by them. Consequently, the rents paid by the residents likely would not be qualified rents for REIT qualification purposes if received directly by the Company. Therefore, if the Company received such rents directly, it could lose REIT status and be taxed as a regular corporation. After extensive review, the Board of Directors determined that it would be in the best interests of the Shareholders for the Company to retain REIT status and facilities lease the properties to a shareholder-owned operating company. As discussed further in Note 4, on September 12, 1994 the Company formed a new subsidiary, Lease II, for the purpose of operating the Senior Housing Facilities. The Senior Housing Facilities were leased to Lease II effective September 1, 1995 (see Note 4 for a description of the Facilities Lease Agreement).

                           ILM II SENIOR LIVING, INC.
                    Notes to Financial Statements (continued)


2.       USE OF ESTIMATES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED)


     The assumption of ownership of the Senior Housing Facilities through ILM II Holding, which was organized as a so-called "C" corporation for tax purposes, has resulted in a possible future tax liability which would be payable upon the ultimate sale of the Senior Housing Facilities (the "built-in gain tax"). The amount of such tax would be calculated based on the lesser of the total net gain realized from the sale transaction or the portion of the net gain realized upon a final sale which is attributable to the period during which the Senior Housing Facilities were held by a C corporation. The Company completed its restructuring plans by converting ILM II Holding to a REIT for tax purposes effective for calendar year 1996.

     Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM II Holding to a REIT would not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the properties were to be held for a period of at least 10 years from the date of the conversion of ILM II Holding to a REIT. However, since the end of the Company's original anticipated holding period as defined in the Articles of Incorporation is December 31, 2001, the Senior Housing Facilities might not be held for an additional 10 years. Based on management's estimate of the increase in the values of the Senior Housing Facilities which occurred between April 1994 and January 1996, as supported by independent appraisals, a sale of the Senior Housing Facilities within ten years of the date of the conversion of ILM II Holding to a REIT could result in a built-in gain tax of as much as $2.3 million, which could be reduced by approximately $1.4 million using available net operating loss carryforwards of ILM II Holding of approximately $4.2 million.

     The Company's consolidated subsidiary, ILM II Holding, has incurred losses for tax purposes since inception. Neither the Company nor ILM II Holding is likely to be able to use these losses to offset future tax liabilities other than the built-in gain tax above. Accordingly, no income tax benefit is reflected in these consolidated financial statements.

     The Company reports on a calendar year basis for income tax purposes. All distributions during calendar years 1999, 1998 and 1997 were ordinary taxable dividends.

C.   CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less.

D.   OPERATING INVESTMENT PROPERTIES

     Operating investment properties are carried at the lower of cost, reduced by accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the owner's investment through expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its current market value, as determined on a discounted basis. None of the operating investment properties were held for sale as of August 31, 1999 or 1998. Depreciation expense is provided on a straight-line basis using an estimated useful life of 40 years for the buildings and improvements and five years for the furniture, fixtures and equipment.

                           ILM II SENIOR LIVING, INC.
                    Notes to Financial Statements (continued)


     2. USE OF ESTIMATES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The Company reviews the carrying value of a long-lived asset if facts and circumstances suggest that it may be impaired or that the amortization period may need to be changed. The Company considers external factors relating to the long-lived asset, including occupancy trends, local market developments, changes in payments, and other publicly available information. If these external factors indicate the long-lived asset will not be recoverable, based upon undiscounted cash flows of the long-lived asset over its remaining life, the carrying value of the long-lived asset will be reduced by the estimated shortfall of discounted cash flows. The Company does not believe there are any indicators that would require an adjustment to the carrying value of its long-lived assets or their remaining useful lives as of August 31, 1999.

     Mortgage placement fees at August 31, 1999 of $1,425,000 were incurred by the Company and these fees are included in the accompanying consolidated balance sheets. Accumulated amortization of mortgage placement fees at August 31, 1999 and 1998 was $1,108,000 and $966,000, respectively. At
     August 31, 1999 and 1998, loan origination fees of $144,000 and $72,000 relating to the construction loan facility (see Note 6) are included on the accompanying consolidated balance sheet. These fees are being amortized to expense on a straight-line basis over the term of the loan. Accumulated amortization at August 31, 1999 and 1998 was $42,000 and $0, respectively. Capitalized interest at August 31, 1999 and 1998 was $17,000 and $0, respectively.

E.   RENTAL REVENUES

     In fiscal years 1999 and 1998, rental revenues consist of payments due from Lease II under the terms of the Facilities Lease Agreement described in
     Note 4. Base rental income under the facilities lease is recognized on a straight-line basis over the term of the lease. Deferred rent receivable on the balance sheet as of August 31, 1999 and 1998 represents the difference between rental income on a straight-line basis and rental income received under the terms of the facilities lease.

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

                           ILM II SENIOR LIVING, INC.
                    Notes to Financial Statements (continued)


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

     (i) Under the advisory agreement, PaineWebber had specific management responsibilities; to perform day-to-day operations of the Company and to act as the investment advisor and consultant for the Company in connection with general policy and investment decisions. PaineWebber received an annual base fee and an incentive fee of 0.25% and 0.25%, respectively, of the capital contributions of the Company, as defined, as compensation for such services. Incentive fees are subordinated to shareholders' receipt of distributions of net cash sufficient to provide a return equal to 10% per annum. For the years ended August 31, 1999, 1998 and 1997, PaineWebber earned base management fees totaling $0, $0 and $103,000, respectively. Payment of incentive management fees was suspended effective
           April 15, 1993 in conjunction with a reduction in the Company's quarterly dividend payments.

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

     (iii) For its administrative services with respect to all loans, PaineWebber received loan servicing fees equal to 1% of the loan amounts. Loan servicing fees totaling $425,000 were earned by PaineWebber during the Company's investment due diligence period. Such fees have been capitalized and are included in the cost of the operating investment properties on the accompanying consolidated balance sheets.

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

         PaineWebber was reimbursed for its direct expenses relating to the offering of shares, the administration of the Company and the acquisition and operations of the Company's real estate investments. Included in general and administrative expenses on the accompanying statements of income for the years ended August 31, 1999, 1998 and 1997 is $0, $0 and $118,000, respectively, representing reimbursements to PaineWebber for providing certain financial, accounting and investor communication services to the Company.

         Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") provided cash management services with respect to the Company's cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. During fiscal years 1999, 1998 and 1997, Mitchell Hutchins earned $0, $0 and $5,000 (included in general and administrative expenses) for managing the Company's cash assets, respectively.

                           ILM II SENIOR LIVING, INC.
                    Notes to Financial Statements (continued)


3.   RELATED PARTY TRANSACTIONS (CONTINUED)

         Lease II has retained Capital to be the property manager of the Senior Housing Facilities and the Company has guaranteed the payment of all fees due to Capital pursuant to a Management Agreement which commenced on July 29, 1996. Lawrence A. Cohen, who, through July 28, 1998, served as President, Chief Executive Officer and Director of the Company and a Director of Lease II, has also served in various management capacities at Capital Senior Living Corporation, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer of Capital Senior Living Corporation. As a result, through July 28, 1998, Capital was considered a related party. For the years ended August 31, 1999 and 1998, Capital earned property management fees from Lease II of $980,000 and $899,000, respectively.

         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence A. Cohen, who, through July 28, 1998, was President, Chief Executive Officer, and Director of the Company; and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by Lease I and Lease II on behalf of Mr. Cohen totaled $229,000 as of August 31, 1999. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should pay reasonable legal fees and expenses incurred by Capital in the California litigation. As of August 31, 1999, the amount advanced to Capital by Lease I and Lease II for legal fees totaled approximately $563,000.

         On September 18, 1997, Lease II entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansion of several of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. The Company will reimburse Lease II for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the years ended August 31, 1999 and 1998, Capital Senior Development, Inc. earned fees from the Company of $15,000 and $73,000, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

         Jeffry R. Dwyer, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the years ended August 31, 1999 and 1998, Greenberg Traurig received fees from the Company of $1,168,000 and $224,000, respectively.

         Accounts receivable - related party at August 31, 1999 and 1998 represents amounts due from an affiliated company, Lease II, for variable rent. Accounts payable - related party at August 31, 1999, includes $50,000 of expense reimbursements payable to Lease II; $194,000 in variable rent received from Lease II in advance; and $283,000 in unbilled legal fees due to Greenberg Traurig, Counsel to the Company and its affiliates and a related party, as described above. Accounts payable - related party at August 31, 1998 includes $49,000 in unbilled legal fees that were due to Greenberg Traurig and subsequently paid during fiscal year 1999.

                           ILM II SENIOR LIVING, INC.
                    Notes to Financial Statements (continued)


4.    OPERATING INVESTMENT PROPERTIES SUBJECT TO FACILITIES LEASE

           As of August 31, 1999, the Company, through its consolidated affiliate, owned six Senior Housing Facilities. The name, location and size of the properties and the date that the Company made its initial investment in such assets are as set forth below:

                                                                                           Year
                                                            Rentable      Resident       Facility   Date of
     Name                         Location                  Units (3)    Capacities(3)     Built    Investment (1)
     ----                         --------                  ---------    -------------     -----    --------------

     The Palms                    Fort Myers, FL               205            255           205         7/18/90

     Crown Villa                  Omaha, NE                     73            73            73          4/25/91

     Overland Park Place          Overland Park, KS            141            153           141          4/9/92

     Rio Las Palmas               Stockton, CA                 164            190           164         5/14/92

     The Villa at Riverwood       St. Louis County, MO         120            140           120         5/29/92

     Villa Santa Barbara (2)      Santa Barbara, CA            125            125           125         7/13/92

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

          The cost basis of the operating investment properties reflects amounts funded under the Company's participating mortgage loans less certain guaranty payments received from AHC in excess of the net cash flow of the Senior Housing Facilities under the terms of the Exclusivity Agreement with the Company. The transfer of ownership of the Senior Housing Facilities from AHC in fiscal 1994 resulted in no gain or loss recognition by the Company for financial reporting purposes. In accordance with generally accepted accounting principles, the Company had always accounted for its investments in acquisition and construction loans under the equity method, as if such investments were equity interests in a joint venture. Accordingly, the carrying values of such investments were reduced from inception by non-cash depreciation charges and by payments from AHC, prior to the default in fiscal 1993, in excess of the net cash flow generated by the Senior Housing Facilities received pursuant to the guaranty agreement between the Company and AHC. As a result of this accounting treatment, the carrying values of the Company's investments had been reduced below management's estimate of the fair market value of the Senior Housing Facilities as of the effective date of the transfer of ownership. For federal income tax purposes, the investments had always been carried at the contractually stated principal balances of the participating mortgage loans. For tax purposes only, a loss was recognized by the Company in 1994 in the

                           ILM II SENIOR LIVING, INC.
                    Notes to Financial Statements (continued)


4.  OPERATING INVESTMENT PROPERTIES SUBJECT TO FACILITIES LEASE (CONTINUED)

    amount by which the stated principal balances of the loans were reduced as of the date of the transfer of ownership.

           As discussed in Note 1, effective April 1, 1994 each Property Company acquired the respective operating property subject to, and assumed the obligations, under the mortgage loan payable to the Company, pursuant to the Settlement Agreement with AHC. The principal balance on each loan was modified to reflect the estimated fair value of the related operating property as of the date of the transfer of ownership. The modified loans require interest-only payments on a monthly basis at a rate of 7% from April 1, 1994 through December 1, 1994, 9% for the period January 1 through December 31, 1995, 11% for the period January 1 through December 31, 1996, 12% for the period January 1 through December 31, 1997, 13% for the period January 1 through December 31, 1998, 13.5% for the period January 1, 1999 through December 31, 1999 and 14% for the period January 1, 2000 through maturity. In August 1995, each of the Property Companies was merged into ILM II Holding. As a result, ownership of the Senior Housing Facilities, as well as the obligation under the loans, is now held by ILM II Holding, and the Property Companies no longer exist as separate legal entities. Since ILM II Holding is consolidated with the Company in the accompanying financial statements for fiscal 1999 and 1998, the mortgage loans and related interest expense have been eliminated in consolidation.

            Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the existing shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, Lease II, for the purpose of operating the Senior Housing Facilities under the terms of a Facilities Lease Agreement. As of August 31, 1995, Lease II, which is taxable as a so-called `C" corporation and not as a REIT, was a wholly-owned subsidiary of the Company. On September 1, 1995, after the Company received the required regulatory approval, it distributed all of the shares of capital stock of Lease II to the holders of record of the Company's common stock. One share of common stock of Lease II was issued for each full share of the Company's common stock held. Prior to the distribution, the Company capitalized Lease II with $500,000 from its existing cash reserves, which was an amount estimated to provide Lease II with necessary working capital.

         The Facilities Lease Agreement is between the Company's consolidated subsidiary, ILM II Holding, as owner of the Senior Housing Facilities and Lessor, and Lease II as Lessee. The Lessor has the right to terminate the Facilities Lease Agreement as to any property sold by the Lessor as of the date of such sale. The Facilities Lease Agreement is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the term of the Facilities Lease Agreement, which expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara facility), unless earlier terminated at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party upon 30 days' notice to the Company, Lease II pays annual base rent for the use of all of the Facilities in the aggregate amount of $4,035,600 per year. Lease II also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. For the years ended August 31, 1999 and 1998, variable rental income was $1,261,000 and $984,000, respectively.

                           ILM II SENIOR LIVING, INC.
                    Notes to Financial Statements (continued)


4.   OPERATING INVESTMENT PROPERTIES SUBJECT TO FACILITIES LEASE (CONTINUED)

         Condensed balance sheets as of August 31, 1999 and 1998, and condensed statements of operations for the years ended August 31, 1999 and 1998 of Lease II are as follows (in thousands):

         ASSETS                                                    1999              1998
                                                                ----------       -----------
           Current assets                                           $1,990            $1,896
           Furniture, fixtures, and equipment, net                     617               558
           Other assets                                                163               279
                                                                ----------        ----------
                                                                    $2,770            $2,733


         LIABILITIES AND SHAREHOLDERS' EQUITY
           Current liabilities                                      $1,467            $1,960
           Other liabilities                                            37                76
           Shareholders' equity                                      1,266               697
                                                                ----------        ----------
                                                                    $2,770            $2,733
                                                                ==========        ==========


         STATEMENT OF OPERATIONS
           Revenues                                                $16,250           $15,524


           Operating expenses                                       15,339            15,560
           Income tax expense (benefit)                                342              (14)
                                                                ----------        ----------
           Net income (loss)                                         $ 569            $ (22)
                                                                ==========        ==========


5.   LEGAL PROCEEDINGS AND CONTINGENCIES

     TERMINATION OF MANAGEMENT CONTRACT WITH AHC

         On July 29, 1996, Lease II and ILM II Holding (collectively for this
     Item 3, the "Companies") terminated a property management agreement with AHC covering the six Senior Housing Facilities leased by Lease II from ILM II Holding. The management agreement was terminated for "cause" pursuant to the contract. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Companies alleged, among other things, that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies.

                           ILM II SENIOR LIVING, INC.
                    Notes to Financial Statements (continued)


5.   LEGAL PROCEEDINGS AND CONTINGENCIES (CONTINUED)

         Due to the termination of the management agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an answer in response to the litigation initiated by the Companies and a counterclaim against ILM II Holding. The counterclaim alleged that the management agreement was wrongfully terminated for cause and requested damages which include the payment of the termination fee in the amount of $750,000, payment of management fees pursuant to the agreement from August 1, 1996 through October 15, 1996, which is the earliest date that the agreement could have been terminated without cause, and recovery of attorney's fees and expenses.

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

         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence A. Cohen, who, through July 28, 1998, was President, Chief Executive Officer, and Director of the Company; and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by Lease I and Lease II on behalf of Mr. Cohen totaled $229,000 as of August 31, 1999. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should pay reasonable legal fees and expenses incurred by Capital in the California litigation. As August 31, 1999, the amount advanced to Capital by Lease I and Lease II for legal fees totaled approximately $563,000.

         On August 18, 1998, the Company and its affiliates along with Capital and its affiliates entered into a settlement agreement with AHC. Lease I and Lease II agreed to pay $1,625,000 and Capital and its affiliates agreed to pay $625,000 to AHC in settlement of all claims including those related to the Virginia litigation and the California litigation. The Company and its affiliates also entered into an agreement with Capital and its affiliates to mutually release each other from all claims that any such parties may have against each other, other than any claims under the property management agreements. On September 4, 1998, the full settlement amounts were paid to AHC and its affiliates with Lease I paying $975,000 and Lease II paying $650,000.

                           ILM II SENIOR LIVING, INC.
                    Notes to Financial Statements (continued)


5.    LEGAL PROCEEDINGS AND CONTINGENCIES (CONTINUED)

      OTHER LITIGATION


         On May 8, 1998 Andrew A. Feldman and Jeri Feldman, as Trustees for the Andrew A. & Jeri Feldman Revocable Trust dated September 18, 1990, commenced a purported class action on behalf of that trust and all other shareholders of the Company and ILM I in the Supreme Court of the State of New York, County of New York naming the Company, ILM I and their Directors as defendants. The class action complaint alleged that the Directors engaged in wasteful and oppressive conduct and breached fiduciary duties in preventing the sale or liquidation of the assets of the Company and ILM I, diverting certain of their assets. The complaint sought compensatory damages in an unspecified amount, punitive damages, the judicial dissolution of the Company and ILM I, an order requiring the Directors to take all steps to maximize Shareholder value, including either an auction or liquidation, and rescinding certain agreements, and attorney's fees. On July 8, 1998, the Company and its co-defendants moved to dismiss the complaint on all counts.

         On December 8, 1998, the Court granted the Company's dismissal motion in part but afforded the plaintiffs leave to amend their complaint. In doing so, the Court accepted the Company's position that all claims relating to the derivative actions were filed improperly. In addition, the Court dismissed common law claims for punitive damages, but allowed plaintiffs to amend their claims to assert claims alleging that the defendants injured shareholders without injuring the Company as a whole.

         On January 22, 1999, the Feldman plaintiffs filed an amended complaint, again purporting to commence a class action, and adding claims under Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Even before the Company and the Board of Directors responded to that amended complaint, the Feldman plaintiffs moved for leave to file a second amended complaint to add claims directed at enjoining the announced potential merger with Capital Senior Living Corporation and, alternatively, for compensatory and punitive damages. At a hearing held on March 4, 1999 relating to the motion for leave to file that second amended complaint and to expedite discovery, the Court granted leave to amend and set a schedule for discovery leading to a trial (if necessary) in the summer of 1999.

         On March 9, 1999, the Feldman plaintiffs filed a second amended complaint, which included claims for injunctive relief and, in the alternative, damages in an unspecified amount. In response to the Company's motion to dismiss the second amended complaint, on June 7, 1999 the Court issued an order dismissing the plaintiffs' federal security claims but denying the motion to dismiss plaintiffs' claims for breach of fiduciary duty and judicial dissolution, which motion was addressed to the pleadings and not to the merits of the action.

         On June 21, 1999, the Company and its co-defendants answered the second amended complaint and denied any and all liability and moved for reconsideration of the portion of the Court's June 7, 1999 order denying their motion to dismiss. In response to discovery requests, the Company, ILM I and others produced documents to the plaintiffs and depositions of current and former directors and others were taken. Discovery was completed as of July 1, 1999.

         On July 2, 1999, the parties to this action came to an agreement-in-principle to settle the action. On August 3, 1999, the parties entered into a Stipulation of Settlement and on August 11, 1999, the Court signed an order preliminarily approving the Stipulation and providing for notice of the Stipulation to the proposed settlement class.

         On September 30, 1999, the Court conducted a hearing and on October 4, 1999 issued an order certifying a settlement class and approving the proposed settlement as fair, reasonable and adequate, subject to the condition that certain modifications be made to the Stipulation of Settlement and any related documents filed with the Court on or before October 15, 1999.

                           ILM II SENIOR LIVING, INC.
                    Notes to Financial Statements (continued)


5.    LEGAL PROCEEDINGS AND CONTINGENCIES (CONTINUED)

         On October 15, 1999, the parties entered into a revised Stipulation of Settlement and filed it with the Court, which approved the settlement, by order dated October 21, 1999. In issuing that order the Court entered a final judgment dismissing the action and all non-derivative claims of the settlement class against the defendants with prejudice. In its October 4th order, the Court also denied the application by plaintiffs' counsel for payment of attorneys' fees and expenses, without prejudice to renewal within 14 days upon reapplication therefor. On or about October 14, 1999, plaintiffs' counsel reapplied to the Court for fees and expenses. A hearing was held November 5, 1999, in which the Court granted the application for attorney's fees in the amount of $950,000 and costs in the amount of $182,000. Under the Stipulation, if the proposed merger is consummated, Capital Senior Living Corporation is responsible for payment of such attorney's fees and expenses sought under this application, and if the proposed merger with Capital Senior Living Corporation is not consummated and ILM I and the Company enter into a transaction having similar effect to the merger with a third party, then ILM I and the Company are responsible for such fees and expenses.

6.       CONSTRUCTION LOAN FINANCING

         During 1999 the Company secured a construction loan facility with a major bank that provides the Company with up to $8.8 million to fund the capital costs of the potential expansion programs. The construction loan facility is secured by a first mortgage of the Senior Housing Facilities and collateral assignment of the Company's leases of such properties. The loan expires December 31, 2000, with possible extensions through September 29, 2003. Principal is due upon expiration. Interest is payable monthly at a rate equal to LIBOR plus 1.10% or Prime plus 0.5%. Amounts outstanding under the loan at August 31, 1999, were approximately $1.2 million. Loan origination fees of $144,000 were paid at August 31, 1999, in connection with this loan facility and are being amortized over the life of the loan.


7.   SUBSEQUENT EVENT

         On September 15, 1999, the Company's Board of Directors declared a quarterly dividend for the quarter ended August 31, 1999. On October 15, 1999, a dividend of $0.2125 per share of common stock, totaling $1,101,000, was paid to the Shareholders of record as of September 30, 1999.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                           ILM II SENIOR LIVING, INC.
       CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                August 31, 1999
                             (Amounts in thousands)



                                     Initial Cost to                   Gross Amount at Which Carried at
                                     The Company (2)                           End of Year
                                  --------------------              --------------------------------------

                                                      Costs
                                                      Capitalized
                                                      (Removed
                                                      Subsequent to)
                                                      Acquisition of
                                       Buildings &    Buildings &              Buildings &       Unamortized
Description   Encumbrances(1)   Land   Improvements   Improvements(3)   Land   Improvements(5)   Mortgage Fees(5)   Total
-----------   ---------------   ----   ------------   ---------------   ----   ---------------   ----------------   -----

CONGREGATE CARE FACILITIES:

Fort Myers,    $8,700         $1,075     $11,233        $(3,268)       $1,227   $ 7,825             $ 412          $ 9,464
Florida

Omaha,
Nebraska        4,950            400       5,043         (1,054)          543     3,840               183            4,566

Overland Park,
Kansas          7,850            672       6,787             22           656     6,647               251            7,554

Stockton,
California      5,700          1,507       5,628           (443)        1,644     5,014               240            6,898

St. Louis
County,         5,850            292       4,488             74           298     4,436               161            4,895
Missouri

Santa Barbara,
California      5,094          1,160       4,322           (197)        1,150     4,010               178            5,338
              -------         ------     -------        --------       ------   -------            ------          -------
              $38,144         $5,106     $37,501        $(4,866)       $5,664   $31,772            $1,425          $38,861
              =======         ======     =======        ========       ======   =======            ======          =======


                                                                  Life on Which Depreciation
           Accumulated     Accumulated     Date of       Date     in Latest Income Statement
          Depreciation(5) Amortization(5) Construction  Acquired  is Computed
          --------------- --------------- ------------  --------  --------------------------
Fort Myers,   $(2,291)         $(366)       1988         7/18/90    5-40 yrs.
Florida

Omaha,
Nebraska       (1,134)          (137)       1992         4/25/91    5-40 yrs.

Overland Park,
Kansas         (1,685)          (186)       1984         4/9/92     5-40 yrs.

Stockton,
California
               (1,401)          (175)       1988         5/14/92    5-40 yrs.
St. Louis
County,
Missouri
               (1,257)          (117)       1985         5/29/92    5-40 yrs.
Santa Barbara,
California

               (1,067)          (127)       1979         7/13/92    5-40 yrs.
              --------       --------
              $(8,834)       $(1,108)
              ========       ========



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

(3) Costs removed subsequent to acquisition reflect the guaranty payments received by the Company from AHC under the terms of the Exclusivity Agreement as discussed further in Notes 1 and 4 to the Consolidated Financial Statements and costs incurred relating to capitalized interest.

(4) The aggregate cost of real estate owned at August 31, 1999 for Federal income tax purposes is approximately $39,975,000.

(5) Certain numbers have been reclassified to conform to the current year's presentation.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                    ILM II SENIOR LIVING, INC. AND SUBSIDIARY
        SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
                                 August 31, 1999
                             (Amounts in thousands)

                                                                                 1999           1998             1997
                                                                                 ----           ----             ----

(5)      Reconciliation of real estate owned:

         Balance at beginning of period                                         $38,484        $37,946        $37,471
              Acquisitions and improvements - year ended 8/31/99                    377              -              -
              Acquisitions and improvements - year ended 8/31/98                      -            538              -
              Acquisitions and improvements - year ended 8/31/97                      -              -            205



         Balance at end of period                                               $38,861        $38,484        $37,946
                                                                                =======        =======        =======


(6)      Reconciliation of accumulated depreciation and amortization:

         Balance at beginning of period                                         $ 8,565        $ 7,280        $ 6,005
              Depreciation and amortization expense - year ended 8/31/99          1,377              -              -
                   Depreciation and amortization expense - year ended 8/31/98         -          1,285              -
                   Depreciation and amortization expense - year ended 8/31/97         -              -          1,275


         Balance at end of period                                               $ 9,942          8,565        $ 7,280
                                                                                =======        =======        =======