Form 10-Q
period 1999-11-30
ILM II SENIOR LIVING INC /VA
filed 2000-01-18
CIK 861880

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED NOVEMBER 30, 1999

                                       OR

           __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from ____to____.

                         Commission File Number: 0-18942

                           ILM II SENIOR LIVING, INC.
             (Exact name of registrant as specified in its charter)

        VIRGINIA                                                 06-1293758
-----------------------                                      -------------------
(State of organization)                                       (I.R.S. Employer
                                                             Identification No.)

1750 TYSONS BOULEVARD, SUITE 1200, TYSONS CORNER, VA               22102
----------------------------------------------------             ----------
   (Address of principal executive office)                       (Zip Code)

Registrant's telephone number, including area code:            (888) 357-3550
                                                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                     NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                      WHICH REGISTERED
-------------------                                  ---------------------------
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

Yes / /  No /X/

Shares of common stock outstanding as of November 30, 1999: 5,181,236.

===============================================================================

                            ILM II SENIOR LIVING, INC

                                      INDEX

Part I.  Financial Information                                                                                             PAGE

     Item 1.  Financial Statements

              Consolidated Balance Sheets

              November 30, 1999 (Unaudited) and August 31, 1999...........................................................    4

              Consolidated Statements of Income

              For the three months ended November 30, 1999 and 1998 (Unaudited)...........................................    5

              Consolidated Statements of Changes in Shareholders' Equity

              For the three month ended November 30, 1999 and 1998 (Unaudited)............................................    6

              Consolidated Statements of Cash Flows

              For the three months ended November 30, 1999 and 1998 (Unaudited)...........................................    7

              Notes to Consolidated Financial Statements (Unaudited)...................................................... 8-13

                  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........14-19

Part II.  Other Information

     Item 5.  Other Information...........................................................................................   20

     Item 6.  Exhibits and Reports on Form 8-K............................................................................   20

Signatures................................................................................................................   21


                            ILM II SENIOR LIVING, INC

PART I.  FINANCIAL INFORMATION

         Item I.  Financial Statements
         (see next page)

                           ILM II SENIOR LIVING, INC.

                           CONSOLIDATED BALANCE SHEETS
                November 30, 1999 (Unaudited) and August 31, 1999

                  (Dollars in thousands, except per share data)


                    ASSETS
                    ------

                                                              NOVEMBER 30, 1999       AUGUST 31, 1999
                                                              -----------------       ---------------
Operating investment properties, at cost:
      Land                                                        $   5,673            $   5,664
      Building and improvements                                      27,971               27,957
      Furniture, fixtures and equipment                               3,815                3,815
                                                                  ---------            ---------
                                                                     37,459               37,436
      Less: accumulated depreciation                                (9,132)              (8,834)
                                                                  ----------           ---------
                                                                    28,327               28,602

Unamortized mortgage fees                                            1,425                1,425
Less: accumulated amortization                                      (1,144)              (1,108)
                                                                  ----------           --------
                                                                       281                  317

Loan origination fees                                                  144                  144
Less: accumulated amortization                                         (54)                 (42)
                                                                  -----------          ----------
                                                                        90                  102

Cash and cash equivalents                                            1,458                1,913
Accounts receivable - related party                                    370                  337
Prepaid expenses and other assets                                       44                   68
Deferred rent receivable                                                29                   37
                                                                  --------             --------
                                                                  $ 30,599             $ 31,376
                                                                  ========             ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable and accrued expenses                             $    173              $   219
Accounts payable-related party                                         254                  527
Construction loan payable                                            1,165                1,165

Preferred shareholders' minority
   interest in subdiary                                                136                  134
                                                                  ---------             -------
      Total liabilities                                              1,728                2,045

Contingencies

Shareholders' equity:
   Common stock, $0.01 par value,
      12,500,000 shares authorized
      5,181,236 shares issued and outstanding                           52                    52
   Additional paid-in capital                                       44,823                44,823
   Accumulated deficit                                             (16,004)              (15,544)
                                                                 ---------              --------
      Total shareholder's equity                                    28,871                29,331
                                                                 ---------              --------
                                                                  $ 30,599              $ 31,376
                                                                 =========              ========

                            See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
       For the three months ended November 30, 1999 and 1998 (Unaudited)
                 (Dollars in thousands, except per share data)

                                                            THREE MONTHS ENDED
                                                                NOVEMBER 30

                                                            1999           1998
                                                            ----           ----
REVENUES:

     Rental and other Income                              $1,352         $1,311
     Interest Income                                          15             18
                                                         -------        --------
                                                           1,367          1,329
EXPENSES:
     Depreciation                                            298            283
     Amortization                                             48             41
     Professional fees                                       305            172
     General and administrative                               55            101
     Directors' compensation                                  20             20
                                                         -------       ---------
                                                             726            617
                                                         -------       ---------

NET INCOME                                                $  641         $  712
                                                         =======       =========
Basic earnings per share of common stock                  $ 0.12         $ 0.14
                                                         =======       =========
Cash dividends paid per share of common stock             $ 0.21         $ 0.21
                                                         =======       =========

The above earnings and cash dividends paid per share of common stock are based upon the 5,181,236 shares outstanding for each period.

                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


       For the three months ended November 30, 1999 and 1998 (Unaudited)
                 (Dollars in thousands, except per share data)

                                              Common Stock                       ADDITIONAL
                                             $.01 PAR VALUE                         PAID-IN          ACCUMULATED
                                                SHARES            AMOUNT           CAPITAL            DEFICIT           TOTAL
                                                ------            ------           -------            -------           -----

Shareholders' equity
at August 31, 1998 .....................       5,181,236         $   52         $  44,823         $ (12,837)         $  32,038

Cash dividends paid ....................              --             --                --            (1,101)            (1,101)

Net income .............................              --             --                --               712                712
                                               ---------      ---------         ---------         ---------          ---------
Shareholders' equity
at November 30, 1998 ...................           5,181         $   52         $  44,823         $ (13,226)         $  31,649
                                               =========      =========         =========         =========          =========
Shareholders' equity
at August 31, 1999 .....................       5,181,236         $   52         $  44,823         $ (15,544)         $  29,331

Cash dividends paid ....................              --             --                --            (1,101)            (1,101)

Net income .............................              --             --                --               641                641
                                               ---------         ------         ---------        ---------          ---------
Shareholders' equity
at November 30, 1999 ...................       5,181,236         $   52         $  44,823         $ (16,004)         $  28,871
                                               =========         ======         =========        ==========         ==========



                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


     For the three months ended November 30, 1999 and 1998 (Unaudited)
                           (Dollars in thousands)

                                                                               THREE MONTHS ENDED
                                                                                  NOVEMBER 30,
                                                                                  -----------

                                                                                 1999      1998
                                                                                 ----      ----
Cash flows from operating activities:

   Net income ..............................................................   $   641    $   712
   Adjustments to reconcile net income to
       net cash provided by operating activities:
               Depreciation and amortization expense .......................       346        324
               Accrued dividends on subsidiary's preferred stock ...........         2          2
               Changes in assets and liabilities:
                  Accounts receivable - related party ......................       (33)      (160)
                  Prepaid expenses and other assets ........................        24          8
                  Deferred rent receivable .................................         8         21
                  Accounts payable and accrued expenses ....................       (46)       (83)
                  Accounts payable - related party .........................      (273)        --
                                                                               -------    -------
                                 Net cash provided by operating activities .       669        824

Cash flows from investing activities:
                Additions to operating investment properties ...............       (23)      (189)
                                                                               -------    -------
                                Net cash used in investing activities ......       (23)      (189)

Cash flows from financing activities:

                Loan origination fees paid .................................        --        (32)
                Cash dividends paid to shareholders ........................    (1,101)    (1,101)
                                                                               -------    -------
                                       Net cash used in financing activities    (1,101)    (1,133)
                                                                               -------    -------

Net decrease in cash and cash equivalents ..................................      (455)      (498)

Cash and cash equivalents, beginning of period .............................     1,913      1,896
                                                                               -------    -------

Cash and cash equivalents, end of period ...................................   $ 1,458    $ 1,398
                                                                               =======    =======

Cash paid for interest .....................................................   $    13    $    --
                                                                               =======    =======



                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)

 1. GENERAL

        The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements and footnotes contained in the ILM II Senior Living, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended August 31, 1999. In the opinion of management, the accompanying interim consolidated financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim periods. All of the accounting adjustments reflected in the accompanying interim consolidated financial statements are of a normal recurring nature.

        The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles for interim financial information, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of November 30, 1999 and revenues and expenses for each of the three-month periods ended November 30, 1999 and 1998. Actual results could differ from the estimates and assumptions used. Certain numbers in the prior period's financial statements have been reclassified to conform to the current period's presentation. The results of operations for the three-month period ended November 30, 1999, are not necessarily indicative of the results that may be expected for the year ended August 31, 2000.

        The Company was incorporated on February 5, 1990 under the laws of the State of Virginia as a Virginia finite-life corporation, formerly PaineWebber Independent Mortgage Inc. II. On September 12, 1990, the Company sold to the public in a registered initial offering 5,181,236 shares of common stock, $.01 par value. The Company received capital contributions of $51,812,356, of which $200,000 represented the sale of 20,000 shares to an affiliate at that time, PaineWebber Group, Inc. ("PaineWebb "). For discussion purposes, the term "PaineWebber" will refer to PaineWebber Group, Inc., and all affiliates that provided services to the Company in the past.

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

        The Company made charitable gifts of one share of the preferred stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The preferred stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the preferred stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. Since ILM II Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation of ILM II Holding. Cumulative dividends accrued as of November 30, 1999 on the preferred stock in ILM II Holding totaled approximately $25,000.

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

   RECENT DEVELOPMENTS

        On February 7, 1999, the Company entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. If the merger is consummated, the Shareholders of the Company will receive all-cash merger consideration of approximately $14.47 per share. Consummation of this transaction will require, among other things, the affirmative vote of the holders of not less than 66-2/3% of the Company's outstanding common stock. While there can be no assurance, consummation of the merger is presently anticipated in the second quarter of calendar year 2000. In connection with the merger, the Company has agreed to cause ILM II Holding to cancel and terminate the Facilities Lease Agreement with Lease II immediately prior to the effective time of the merger. As noted above, the Facilities Lease Agreement, which is scheduled to expire on December 31, 2000, may be terminated earlier at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party. There can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

2. OPERATING INVESTMENT PROPERTIES SUBJECT TO FACILITIES LEASE AGREEMENT

        At November 30, 1999, through its consolidated subsidiary, the Company owned six Senior Housing Facilities. The name, location and size of the properties are as set forth below:


                                                                YEAR FACILITY         RENTABLE            RESIDENT
NAME                                 LOCATION                      BUILT              UNITS (2)          CAPACITY (2)
---------                            --------                      -----              ---------          ---------
The Palms                            Fort Myers, FL                1988                  205                255
Crown Villa                          Omaha, NE                     1992                   73                 73
Overland Park Place                  Overland Park, KS             1984                  141                153
Rio Las Palmas                       Stockton, CA                  1988                  164                190
The Villa at Riverwood               St. Louis County, MO          1986                  120                140
Villa Santa Barbara (1)              Santa Barbara, CA             1979                  125                125




(1) The acquisition of Villa Santa Barbara was financed jointly by the company and an affiliated entity, ILM I. All amounts generated from the operations of Villa Santa Barbara are equitably apportioned between the Company, together with its consolidated subsidiary, and ILM I, together with its consolidated subsidiary, generally 75% and 25%, respectively. Villa Santa Barbara is owned 75% by ILM II holding and 25% by ILM Holding, Inc. As tenants in common. Upon the sale of ILM I or the Company, arrangements would be made to transfer the Santa Barbara facility to the selling joint tenant (or one of its subsidiaries). The property was extensively renovated in 1995.


(2) Rentable units represent the number of apartment units and is a measure commonly used in the real estate industry. Resident capacity equals the number of bedrooms contained within the apartment units and corresponds to measures commonly used in the healthcare industry.


        Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the existing Shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, Lease II, for the purpose of operating the Senior Housing Facilities under the terms of a Facilities Lease Agreement dated September 1, 1995 between the Company's consolidated affiliate, ILM II Holding, as owner of the properties and lessor (the "Lessor"), and Lease II as lessee (the "Lessee"). The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the term of the Facilities Lease Agreement, which expires on December 31, 2000 unless earlier terminated at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party upon 30 days' notice to the Company, Lease II pays annual base rent for the use of all of the facilities in the aggregate amount of $4,035,600 per year. Lease II also pays variable rent, on a quarterly basis for each Senior Housing Facility in an amount equal to 40% of the excess of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rental income was $350,000 and $310,000 for the three-month periods ended November 30, 1999 and 1998, respectively.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)

                                 (continued)

   OPERATING INVESTMENT PROPERTIES SUBJECT TO FACILITIES LEASE AGREEMENT (CONTINUED)

   RECENT DEVELOPMENTS

     On February 7, 1999, the Company entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. If the merger is consummated, the Shareholders of the Company will receive all-cash merger consideration of approximately $14.47 per share. Consummation of this transaction will require, among other things, the affirmative vote of the holders of not less than 66-2/3% of the Company's outstanding common stock. While there can be no assurance, consummation of the merger is presently anticipated in the second quarter of calendar year 2000. In connection with the merger, the Company has agreed to cause ILM II Holding to cancel and terminate the Facilities Lease Agreement with Lease II immediately prior to the effective time of the merger. As noted above, the Facilities Lease Agreement, which is scheduled to expire on December 31, 2000, may be terminated earlier at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party. There can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof.

3. RELATED PARTY TRANSACTIONS

      Subject to the supervision of the Company's Board of Directors, assistance in managing the business of the Company was provided by PaineWebber. As discussed in the Company's Annual Report on Form 10-K, PaineWebber resigned effective as of June 18, 1997.

      Lease II has retained Capital to be the property manager of the Senior Housing Facilities and the Company has guaranteed the payment of all fees due to Capital pursuant to the Management Agreement which commenced on July 29, 1996. Lawrence A. Cohen, who, through July 28, 1998, served as President, Chief Executive Officer and Director of the Company and a Director of Lease II, has also served in various management capacities at Capital Senior Living Corporation, an affiliate of Capital, since 1996. As a result, through July 28, 1998, Capital was considered a related party. Mr. Cohen currently serves as Chief Executive Officer of Capital Senior Living Corporation. For the three months ended November 30, 1999 and 1998, Capital earned property management fees from the Company of $253,000 and $224,000, respectively.

      On September 18, 1997, Lease II entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansion of several of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. The Company will reimburse Lease II for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the three months ended November 30, 1999 and 1998, Capital Senior Development, Inc. earned no fees and $14,000 from the Company, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

      Jeffry R. Dwyer, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the three months ended November 30, 1999 and 1998, Greenberg Traurig earned fees from the Company of $73,000 and $153,000, respectively.

      Accounts receivable - related party at November 30, 1999 and August 31, 1998 includes variable rent due from Lease II. Accounts payable-related party at November 30, 1999 and August 31, 1999 represent accrued legal fees due to Greenberg Traurig, Counsel to the Company and its affiliates and a related party, as described above.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

4. LEGAL PROCEEDINGS AND CONTINGENCIES

   FELDMAN LITIGATION

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

      On October 15, 1999, the parties entered into a revised Stipulation of Settlement and filed it with the Court, which approved the settlement, by order dated October 21, 1999. In issuing that order the Court entered a final judgment dismissing the action and all non-derivative claims of the settlement class against the defendants with prejudice. In its October 4th order, the Court also denied the application by plaintiffs' counsel for payment of attorneys' fees and expenses, without prejudice to renewal within 14 days upon reapplication therefor. On or about October 14, 1999, plaintiffs' counsel reapplied to the Court for fees and expenses. A hearing was held November 5, 1999, in which the Court granted the application for attorney's fees in the amount of $950,000 and costs in the amount of $182,000. Under the Stipulation, if the proposed merger is consummated, Capital Senior Living Corporation is responsible for payment of such attorney's fees and expenses sought under this application, and if the proposed merger with Capital Senior Living Corporation is not consummated and if ILM I and the Company were to consummate an extraordinary transaction with a third party, then ILM I and the Company would be responsible for such fees and expenses.

5. CONSTRUCTION LOAN FINANCING

      During 1999 the Company secured a construction loan facility with a major bank that provides the Company with up to $8.8 million to fund the capital costs of the potential expansion programs. The construction loan facility is secured by a first mortgage of the Senior Housing Facilities and collateral assignment of the Company's leases of such properties. The loan expires December 31, 2000, with possible extensions through September 29, 2003. Principal is due upon expiration. Interest is payable monthly at a rate equal to LIBOR plus 1.10% or Prime plus 0.5%. Amounts outstanding under the loan at November 30, 1999, were approximately $1.2 million. Loan origination fees of $144,000 were paid in connection with this loan facility and are being amortized over the life of the loan.

6. SUBSEQUENT EVENT

      On December 15, 1999, the Company's Board of Directors declared a quarterly dividend for the three-month period ended November 30, 1999. On January 15, 2000, a dividend of $0.2125 per share of common stock, totaling approximately $1,101,000, was paid to Shareholders of record as of December 31, 1999.

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


     The Facilities Lease Agreement is between the Company's consolidated affiliate, ILM II Holding, as owner of the Senior Housing Facilities and Lessor, and LEASE II as Lessee. The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Pursuant to the Facilities Lease Agreement, which expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara property), Lease II pays annual base rent for the use of all the Senior Housing Facilities in the aggregate amount of $4,035,600. Lease II also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rental income for the three-month periods ended November 30, 1999 and 1998 was $350,000 and $310,000, respectively.


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

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

GENERAL (CONTINUED)

        With this transfer completed, effective January 23, 1997, ILM Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of non-voting, 8% cumulative preferred stock issued to the Company. The number of authorized shares of preferred stock and common stock in ILM II Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. Since ILM II Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. Cumulative dividends in arrears as of November 30, 1999 on the Preferred Stock in ILM II Holding totaled approximately $25,000.

     The assumption of ownership of the Senior Housing Facilities through ILM II Holding, which was organized as a so-called "C" corporation for tax purposes, has resulted in a possible future tax liability which would be payable upon the ultimate sale of the Senior Living Facilities (the "built-in gain tax"). The amount of such tax would be calculated based on the lesser of the total net gain realized from the sale transaction or the portion of the net gain realized upon a final sale which is attributable to the period during which the properties were held in a C corporation.

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

     Because the ownership of the assets of ILM II Holding was expected to be transferred to the Company or its wholly-owned subsidiary, ILM II Holding was capitalized with funds to provide it with working capital only for a limited period of time. At the present time, ILM II Holding is not expected to have sufficient cash flow during fiscal year 2000 to (i) meet its obligations to make the debt service payments due under the loans, and (ii) pay for capital improvements and structural repairs in accordance with the terms of the Facilities Lease Agreement. Although ILM II Holding is not expected to fully fund its scheduled debt service payments to the Company, the estimated current values of the Senior Housing Facilities are well in excess of the mortgage principal amounts plus accrued interest at November 30, 1999. As a result, the Company is expected to recover the full amount that would be due under the loans upon sale of the Senior Housing Facilities.

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

GENERAL (CONTINUED)

RECENT DEVELOPMENTS

     On February 7, 1999, the Company entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. If the merger is consummated, the Shareholders of the Company will receive all-cash merger consideration of approximately $14.47 per share. Consummation of this transaction will require, among other things, the affirmative vote of the holders of not less than 66-2/3% of the Company's outstanding common stock. While there can be no assurance, consummation of the merger is presently anticipated in the second quarter of calendar year 2000. In connection with the merger, the Company has agreed to cause ILM II Holding to cancel and terminate the Facilities Lease Agreement with Lease II immediately prior to the effective time of the merger. As noted above, the Facilities Lease Agreement, which is scheduled to expire on December 31, 2000, may be terminate earlier at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party. There can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof.

LIQUIDITY AND CAPITAL RESOURCES

     Occupancy levels for the six properties in which the Company has invested averaged 93% and 95% for three months ended November 30, 1999 and 1998, respectively. The Company's net operating cash flow is expected to be relatively stable and predictable due to the structure of the Facilities Lease Agreement. The annual base rental payments owed to ILM II Holding are $4,035,600 and will remain at that level for the remainder of the lease term. In addition, the Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation, as discussed further above, which became effective in January 1997.

     The Company and Lease II have been pursuing the potential for future expansion of several of the facilities which are located in areas that have particularly strong markets for senior housing. Potential expansion candidates include the facilities located in Omaha, Nebraska, and Fort Myers, Florida. As part of this expansion program, approximately one acre of land located adjacent to the Omaha facility was acquired in the first quarter of fiscal year 1998 for approximately $135,000. The Fort Myer facility includes a vacant parcel of approximately one and one-half acres which could accommodate an expansion of the existing facility or the construction of a new free-standing facility. Preliminary feasibility evaluations have been completed for all of these potential expansions and pre-construction design and construction-cost evaluations are underway for expansions of the facilities located in Omaha and Fort Myers. Additionally, in December 1997, ILM II Holding purchased a one-half acre parcel of lan adjacent to the Stockton facility for approximately $136,000. Although no expansion of this facility is being considered at this time, this additional land will provide needed parking spaces and improved access to the existing facility as well as future expansion potential.

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

     On June 7, 1999, the Company borrowed approximately $1.2 million under the construction loan facility to fund the pre-construction capital costs incurred through April 1999, of the potential expansions of the Senior Housing Facilities. As of November 30, 1999, approximately $7.6 million of the construction loan facility is unused and available.

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     At November 30, 1999, the Company had cash and cash equivalents of $1,458,000 compared to $1,913,000 at August 31, 1999. Remaining cash amounts will be used for the working capital requirements of the Company, along with the possible investment in the properties owned by ILM II Holding for certain capital improvements, and for dividends to the Shareholders. Future capital improvements could be financed from operations or through borrowings, depending on the magnitude of the improvements, the availability of financing and the Company's incremental borrowing rate. The source of future liquidity and dividends to the Shareholders is expected to be through facilities lease payments from Lease II, interest income earned on invested cash reserves and proceeds from the future sales of the underlying operating investment properties. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis. The Company generally will be obligated to distribute annually at least 95% of its taxable income to its Shareholders in order to continue to qualify as a REIT under the Internal Revenue Code.

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

     Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the company believes that it has completed all necessary phases of its Year 2000 program. However, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Company. Although the amount of potential liability and lost revenue cannot be reasonably estimated at this time, in a worst case situation, if Capital, Lease II's only significant and material third-party contractor, were to experience a Year 2000 problem, it is likely that Lease II would not receive rental income as it became due from Senior Living Facility residents. Lease II in turn would fail to pay ILM II holding lease payments as they arise under the master lease, and ILM II Holding in turn would fail to pay the Company mortgage payments due it. However, the Company believes that given the nature of its business, such problem would be temporary and easily remediable with a simple accounting.


MARKET RISK

     The Company believes its market risk is immaterial.

                           ILM II SENIOR LIVING, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 VERSUS THE THREE MONTHS ENDED NOVEMBER 30, 1998

     Net income decreased $71,000, or 10.0%, to $641,000 for the third quarter ended November 30, 1999 compared to $712,000 for the third quarter ended November 30, 1998. Total revenue was $1,367,000 representing an increase of $38,000, or 2.9%, compared to the same period of the prior year. Rental and other income increased $41,000 or 3.1%, to $1,352,000 for the quarter ended November 30, 1999 from $1,311,000 for the quarter ended November 30, 1998, due to increased rental income earned pursuant to the terms of the Facilities Lease Agreement. Total expenses increased $109,000, or 17.7%, to $726,000 for the three-month period ended November 30, 1999, compared to $617,000 for the three-month period ended May 31, 1998. This increase in expenses is primarily attributable to increased legal and professional fees associated with the Company's proposed agreement and plan of merger with Capital Senior Living Corporation, as discussed in Note 2 to the financial statements. The $46,000 or 45.5% decrease in general and administrative expenses to $55,000 for the quarter ended November 30, 1999, from $101,000 for the same period last year, is due to a variety of factors including decreased insurance costs of $27,000 or 53.8%; decreased printing costs of $10,000 or 92.6% as shareholder reports were completed earlier in the current year when compared to the previous year; and a $16,000 or 64% decrease in state tax catch up payments from the prior year, offset by minor increases and decreases in certain other general and administrative costs.

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FORWARD-LOOKING INFORMATION

       CERTAIN STATEMENTS INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q ("QUARTERLY REPORT") CONSTITUTE "FORWARD-LOOKING STATEMENTS" INTENDED TO QUALIFY FOR THE SAFE HARBORS FROM LIABILITY ESTABLISHED BY SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). THESE FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED AS SUCH BECAUSE THE CONTEXT OF THE STATEMENT WILL INCLUDE WORDS SUCH AS "BELIEVES," " COULD," "MAY," "SHOULD," "ENABLE," "LIKELY," "PROSPECTS," "SEEK," "PREDICTS," "POSSIBLE," "FORECASTS," "PROJECTS," "ANTICIPATES," "EXPECTS" AND WORDS OF ANALOGOUS IMPORT AND CORRELATIVE EXPRESSIONS THEREOF, AS WELL AS STATEMENTS PRECEDED OR OTHERWISE QUALIFIED BY: "THERE CAN BE NO ASSURANCE" OR "NO ASSURANCE CAN BE GIVEN." SIMILARLY, STATEMENTS THAT DESCRIBE THE COMPANY'S FUTURE PLANS, OBJECTIVES, STRATEGIES OR GOALS ALSO ARE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS MAY ADDRESS FUTURE EVENTS AND CONDITIONS CONCERNING, AMONG OTHER THINGS, THE COMPANY'S CASH FLOWS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION; THE CONSUMMATION OF ACQUISITION AND FINANCING TRANSACTIONS AND THE EFFECT THEREOF ON THE COMPANY'S BUSINESS, ANTICIPATED CAPITAL EXPENDITURES, PROPOSED OPERATING BUDGETS AND ACCOUNTING RESERVES; LITIGATION; PROPERTY EXPANSION AND DEVELOPMENT PROGRAMS OR PLANS; REGULATORY MATTERS; AND THE COMPANY'S PLANS, GOALS, STRATEGIES AND OBJECTIVES FOR FUTURE OPERATIONS AND PERFORMANCE. ANY SUCH FORWAR LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF ASSUMPTIONS REGARDING, AMONG OTHER THINGS, GENERAL ECONOMIC, COMPETITIVE AND MARKET CONDITIONS. SUCH ASSUMPTIONS NECESSARILY ARE BASED ON FACTS AND CONDITIONS AS THEY EXIST AT THE TIME SUCH STATEMENTS ARE MADE, THE PREDICTION OR ASSESSMENT OF WHICH MAY BE DIFFICULT OR IMPOSSIBLE AND, IN ANY CASE, BEYOND THE COMPANY'S CONTROL. FURTHER, THE COMPANY'S BUSINESS IS SUBJECT TO A NUMBER OF RISKS THAT MAY AFFECT ANY SUCH FORWARD-LOOKING STATEMENTS AND ALSO COULD CAUSE ACTUAL RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM THOSE PROJECTED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS IN THIS PARAGRAPH. MOREOVER, THE COMPANY DOES NOT INTEND TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS TO REFLECT ANY CHANGES IN GENERAL ECONOMIC, COMPETITIVE OR MARKET CONDITIONS AND DEVELOPMENTS BEYOND ITS CONTROL.

        READERS OF THIS QUARTERLY REPORT ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY OF THE FORWARD-LOOKING STATEMENTS SET FORTH HEREIN AND THAT ACTUAL FUTURE RESULTS MAY DIFFER.

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

Dated: JANUARY 15, 2000