Form 10-K/A
period 1999-08-31
ILM II SENIOR LIVING INC /VA
filed 2000-02-09
CIK 861880

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

                         Commission File Number: 0-18942

                           ILM II SENIOR LIVING, INC.
             (Exact name of registrant as specified in its charter)

       VIRGINIA                                          06-1293758
(State of organization)                               (I.R.S. Employer
                                                     Identification No.)

1750 Tysons Boulevard, Suite 1200, Tysons Corner, VA                       22102
--------------------------------------------------------------------------------
(Address of principal executive office)                               (Zip Code)


Registrant's telephone number, including area code:                 888-257-3550
                                                                    ------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
Title of each class                                          on which registered
-------------------                                          -------------------
    None                                                            None

           Securities registered pursuant to Section 12(g) of the Act:
           -----------------------------------------------------------
                      Shares of Common Stock $.01 Par Value
                      -------------------------------------
                                (Title of class)

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

                            ILM II SENIOR LIVING, INC

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

                            ILM II SENIOR LIVING, INC


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

                            ILM II SENIOR LIVING, INC

ITEM 1.  BUSINESS (CONTINUED)

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

                            ILM II SENIOR LIVING, INC


ITEM 1.  BUSINESS (CONTINUED)

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

                            ILM II SENIOR LIVING, INC

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

                            ILM II SENIOR LIVING, INC

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

                            ILM II SENIOR LIVING, INC


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

                            ILM II SENIOR LIVING, INC

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

                            ILM II SENIOR LIVING, INC

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

                            ILM II SENIOR LIVING, INC

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

                            ILM II SENIOR LIVING, INC


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

                            ILM II SENIOR LIVING, INC


ITEM 6.  SELECTED FINANCIAL DATA

                           ILM II SENIOR LIVING, INC.
        For the years ended August 31, 1999, 1998, 1997, 1996 and 1995
                  (Dollars in thousands, except per share data)


                                                          1999          1998             1997(1)       1996           1995
                                                   -----------   -----------      -----------   -----------    -----------

   Revenues                                        $     5,321   $     5,065      $     4,515   $        46    $        87

   Operating income (loss)                               1,697         2,907            2,184          (587)          (877)

   Equity in income from properties securing
     mortgage loans                                       --             --               --          2,674          2,308
                                                   ===========   ===========      ===========   ===========    ===========
   Net income                                      $     1,697   $     2,907      $     2,184   $     2,087    $     1,431
                                                   ===========   ===========      ===========   ===========    ===========

   Earnings per
     share of common stock                         $      0.32   $      0.56      $      0.42   $      0.40    $      0.27
                                                   ===========   ===========      ===========   ===========    ===========

   Cash dividends paid
     per share of common stock                     $      0.85   $      0.73      $      0.61   $      0.50    $      0.43
                                                   ===========   ===========      ===========   ===========    ===========



                                                                                  AUGUST 31
                                                                                  ---------



                                                          1999          1998             1997          1996           1995
                                                   -----------   -----------      -----------   -----------    -----------

   Total assets                                    $    31,376   $    32,383      $    33,355   $    33,973    $    35,052
                                                   ===========   ===========      ===========   ===========    ===========

   Shares outstanding                                5,181,236     5,181,236        5,181,236     5,181,236      5,181,236

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

                            ILM II SENIOR LIVING, INC


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

                            ILM II SENIOR LIVING, INC


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

                            ILM II SENIOR LIVING, INC


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

                            ILM II SENIOR LIVING, INC



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

                            ILM II SENIOR LIVING, INC


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

         The Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. The Company has contacted its only material external agent (Capital) and has received assurances from Capital that it is Year 2000 compliant.

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has completed all necessary phases of its Year 2000 program. However, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Company. Although the amount of potential liability and lost revenue cannot be reasonably estimated at this time, in a worst case situation, if Capital, Lease II's most significant third party contractor, were to experience a Year 2000 problem, it is likely that Lease II would not receive rental income as it became due from Senior Living Facility residents. Lease II in turn would fail to pay ILM II Holding lease payments as they arise under the master lease, and ILM II Holding in turn would fail to pay the Company mortgage payments due it. However, if this were to occur, the Company believes that given the nature of its business, such problem would be temporary and easily remediable with a simple accounting.

MARKET RISK

    The Company believes its market risk is immaterial.

                            ILM II SENIOR LIVING, INC


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

                            ILM II SENIOR LIVING, INC



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

READERS OF THIS ANNUAL REPORT ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY OF THE FORWARD-LOOKING STATEMENTS SET FORTH HEREIN AND THAT ACTUAL RESULTS MAY DIFFER.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and supplementary data are included under Item 14 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                            ILM II SENIOR LIVING, INC



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

                            ILM II SENIOR LIVING, INC

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

                            ILM II SENIOR LIVING, INC


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

                            ILM II SENIOR LIVING, INC

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

                            ILM II SENIOR LIVING, INC

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

                            ILM II SENIOR LIVING, INC



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

Dated:  November 23, 1999
        -----------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacity and on the dates indicated.

By:   /s/ J. WILLIAM SHARMAN, JR.           Date:  NOVEMBER 23, 1999
        -----------------------                    -----------------------
      J. William Sharman, Jr.
      Director

By:   /s/ Jeffry R. Dwyer                   Date:  November 23, 1999
        -----------------------                    -----------------------
      Director

By:   /s/ Carl J. Schramm                   Date:  November 22, 1999
        -----------------------                    -----------------------
      Carl J. Schramm
      Director

                           ILM II SENIOR LIVING, INC.


                           ANNUAL REPORT ON FORM 10-K
                                  ITEM 14(a)(3)
                           ILM II SENIOR LIVING, INC.

                                INDEX TO EXHIBITS



                                                                           PAGE NUMBER IN THE REPORT OR
EXHIBIT NO.                   DESCRIPTION OF DOCUMENT                      OTHER REFERENCE
-----------                   ----------------------------------------     --------------------------------------

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

                              Contracts regarding retention by ILM II      Filed as Exhibits 1 and 2 to the
                              Lease Corporation of Capital Senior          Current Report on Form 8-K dated July
                              Management 2, Inc., as property manager.     18, 1996 and incorporated herein by
                                                                           reference.

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

                                                               ERNST & YOUNG LLP

Dallas, Texas
October 22, 1999
except for Note 5, as to which the date is November 5, 1999

                           ILM II SENIOR LIVING, INC.



                           CONSOLIDATED BALANCE SHEETS
                            August 31, 1999 and 1998
                  (Dollars in thousands, except per share data)

                                     ASSETS


                                                                                         1999                    1998
                                                                                      ------------           -----------
Operating investment properties, at cost:
   Land                                                                               $  5,664              $   5,518
   Building and improvements                                                            27,957                 27,726
   Furniture, fixtures and equipment                                                     3,815                  3,815
                                                                                      ---------              --------
                                                                                        37,436                 37,059
   Less: accumulated depreciation                                                       (8,834)                (7,599)
                                                                                      --------               --------
                                                                                        28,602                 29,460

Mortgage placement fees                                                                  1,425                  1,425
Less:  accumulated amortization                                                         (1,108)                  (966)
                                                                                      --------               --------
                                                                                           317                    459

Loan origination fees                                                                      144                     72
Less:  accumulated amortization                                                            (42)                     -
                                                                                      --------               --------
                                                                                           102                     72

Cash and cash equivalents                                                                1,913                  1,896
Accounts receivable - related party                                                        337                    273
Prepaid expenses and other assets                                                           68                    154
Deferred rent receivable                                                                    37                     69
                                                                                      --------               --------
                                                                                      $ 31,376              $  32,383
                                                                                      ========              =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                                                 $    219              $     171
Accounts payable - related party                                                           527                     49
Construction loan payable                                                                1,165                     -
Preferred shareholders'
   minority interest in consolidated subsidiary                                            134                    125
                                                                                      ----------            ---------
               Total liabilities                                                         2,045                    345

Commitments and contingencies

Shareholders' equity:
   Common stock, $0.01 par value, 12,500,000 shares authorized,
     5,181,236 shares issued and outstanding                                                52                    52
   Additional paid-in capital                                                           44,823                44,823
   Accumulated deficit                                                                 (15,544)              (12,837)
                                                                                      --------              --------
         Total shareholders' equity                                                     29,331                32,038
                                                                                      --------              --------
                                                                                      $ 31,376              $ 32,383
                                                                                      ========              ========


                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.


                    CONSOLIDATED STATEMENTS OF INCOME
            For the years ended August 31, 1999, 1998, and 1997
               (Dollars in thousands, except per share data)


                                                                        1999              1998                1997
                                                                      ----------        ----------          ----------
REVENUES:

   Rental and other income                                               $5,265            $4,988              $4,416
   Interest income                                                           56                77                  99
                                                                      ---------         ---------           ---------
                                                                          5,321             5,065               4,515

EXPENSES:

   Depreciation expense                                                   1,235             1,142               1,132
   Amortization expense                                                     184               143                 143
   Management fees                                                            -                 -                 103
   General and administrative                                               344               222                 563
   Professional fees                                                      1,778               540                 308
   Director compensation                                                     83               111                  82
                                                                      ---------         ---------           ---------
                                                                          3,624             2,158               2,331
                                                                      ---------         ---------           ---------

NET INCOME                                                               $1,697            $2,907              $2,184
                                                                         ======            ======              ======

Earnings per share of common stock                                       $ 0.32             $0.56               $0.42
                                                                         ======             =====               =====

Cash dividends paid per share of common stock                            $ 0.85             $0.73               $0.61
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


                                              COMMON STOCK
                                             $.01 PAR VALUE               ADDITIONAL
                                        ------------------------             PAID-IN         ACCUMULATED
                                        SHARES            AMOUNT            CAPITAL             DEFICIT              TOTAL
                                        ------            ------            -------             -------              -----
SHAREHOLDERS' EQUITY AT
AUGUST 31, 1996                         5,181,236               $52            $44,823            $(10,999)           $33,876

Cash dividends paid                             -                 -                  -              (3,173)           (3,173)

Net income                                      -                 -                  -                2,184             2,184
                                        ---------         ---------       ------------        -------------        ----------

SHAREHOLDERS' EQUITY AT AUGUST 31,
1997                                    5,181,236                52             44,823             (11,988)            32,887

Cash dividends paid                             -                 -                  -              (3,756)            (3,756)

Net income                                      -                 -                  -               2,907              2,907
                                        ---------         ---------       ------------        -------------        ----------

SHAREHOLDERS' EQUITY AT
AUGUST 31, 1998                         5,181,236                52             44,823             (12,837)            32,038

Cash dividends paid                             -                 -                  -              (4,404)            (4,404)

Net income                                      -                 -                  -               1,697              1,697
                                        ---------         ---------       ------------        -------------        ----------

SHAREHOLDERS' EQUITY AT
AUGUST 31, 1999                         5,181,236               $52            $44,823            $(15,544)           $29,331
                                        =========         =========       ============        =============        ==========
















                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended August 31, 1999, 1998, and 1997
                                 (In thousands)


                                                                 1999              1998             1997
                                                              ------------      ------------     ------------
Cash flows from operating activities:
   Net income                                                    $ 1,697           $ 2,907          $ 2,184
   Adjustments to reconcile net income to net cash provided
     by operating activities:

       Depreciation and amortization                               1,419             1,285            1,275
       Charitable contribution of subsidiary's
         preferred stock and accrued dividends                         9                 9              116
       Changes in assets and liabilities:
         Interest and other receivables                                -                 -              178
         Accounts receivable - related party                         (64)             (122)              74
         Prepaid expenses and other assets                            86               (77)             (68)
         Deferred rent receivable                                     32                31               31
         Accounts payable - related party                            478              (205)             173
         Accounts payable and accrued expenses                        48                73               82
                                                                --------        ----------       ----------

              Net cash provided by operating activities            3,705             3,901            4,045
                                                                 -------          --------         --------

Cash flows (used in) provided by investing activities:
   ILM II Holding acquired cash balance                                -                  -             245
   Additions to operating investment properties                     (377)             (538)            (205)
                                                                ---------         ---------        ---------
              Net cash (used in) provided by investing
                activities                                          (377)             (538)              40
                                                                ---------         ---------       ---------

Cash flows used in financing activities:
   Loan origination fees paid                                        (72)              (72)               -
   Proceeds from construction loan facility                        1,165                 -                -
   Cash dividends paid to shareholders                            (4,404)           (3,756)          (3,173)
                                                                 --------          --------        --------
              Net cash used in financing activities               (3,311)           (3,828)          (3,173)
                                                                 --------          --------        --------

Net increase (decrease) in cash and cash equivalents                  17              (465)             912

Cash and cash equivalents, beginning of year                       1,896             2,361            1,449
                                                                 -------          --------         --------

Cash and cash equivalents, end of year                           $ 1,913           $ 1,896          $ 2,361
                                                                 =======        ==========       ==========

Cash paid for state income taxes                                 $    42           $     4          $     -
                                                               =========        ==========       ==========

Cash paid for interest                                            $   11           $     -          $     -
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

                           ILM II SENIOR LIVING, INC.
                    Notes to Financial Statements (continued)

1.    NATURE OF OPERATIONS, RESTRUCTURING, AND BASIS OF PRESENTATION (CONTINUED)

              The Company completed its restructuring plans by converting ILM II Holding to a REIT for tax purposes. In connection with these plans, on November 21, 1996, the Company requested that PaineWebber sell all of the stock held in ILM II Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM II Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM II Holding was completed at an agreed upon fair value of $40,000, representing a $35,000 increase in fair value. This increase in fair value is based on the increase in values of the Senior Housing Facilities which occurred between April 1994 and January 1996, as supported by independent appraisals. .

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

     (ii)For its services in finding and recommending investments, PaineWebber received mortgage placement fees equal to 2% of the capital contributions. Mortgage placement fees of approximately $1,000,000 were earned by PaineWebber during the Company's investment acquisition period. Such fees have been capitalized and are included in the cost of the operating investment properties on the accompanying consolidated balance sheets.

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

     (iv)PaineWebber was entitled to receive 1% of disposition proceeds, as defined, until the shareholders have received dividends of net cash equal to their adjusted capital investments, as defined, plus a 12% non-compounded annual return on their adjusted capital investments; all disposition proceeds thereafter until PaineWebber has received an aggregate of 5% of disposition proceeds; and, thereafter, 5% of disposition proceeds.

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

                           ILM II SENIOR LIVING, INC.
                    Notes to Financial Statements (continued)



 4.  OPERATING INVESTMENT PROPERTIES SUBJECT TO FACILITIES LEASE (CONTINUED)

         Condensed balance sheets as of August 31, 1999 and 1998, and condensed statements of operations for the years ended August 31, 1999 and 1998 of Lease II are as follows (in thousands):

                                                                    1999              1998
                                                                 ----------       -----------
         ASSETS
           Current assets                                           $1,990            $1,896
           Furniture, fixtures, and equipment, net                     617               558
           Other assets                                                163               279
                                                                 ----------       -----------
                                                                    $2,770            $2,733
                                                                 ==========       ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
           Current liabilities                                      $1,467            $1,960
           Other liabilities                                            37                76
           Shareholders' equity                                      1,266               697
                                                                 ----------       -----------
                                                                    $2,770            $2,733
                                                                 ==========       ===========

         STATEMENT OF OPERATIONS
           Revenues                                                $16,250           $15,524

           Operating expenses                                       15,339            15,560
           Income tax expense (benefit)                                342              (14)
                                                                 ----------       -----------
           Net income (loss)                                         $ 569            $ (22)
                                                                 ==========       ===========

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

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                           ILM II SENIOR LIVING, INC.
        CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 August 31, 1999
                             (Amounts in thousands)






                                              Initial Cost to                               Gross Amount at Which Carried at
                                              The Company (2)                                         End of Year
                                              ---------------     Costs Capitalized   ---------------------------------------------
                                                                 (Removed Subsequent
                                                                  to) Acquisition of
                                                    Buildings &     Buildings &                  Buildings &         Unamortized
 Description              Encumbrances(1)   Land   Improvements   Improvements (3)      Land    Improvements (5)   Mortgage Fees (5)
 -----------              ---------------   ----   ------------   ----------------      ----    ----------------   -----------------

CONGREGATE CARE FACILITIES:
Fort Myers,
Florida                       $  8,700   $  1,075   $ 11,233         $ (3,268)       $  1,227       $ 7,825           $   412

Omaha,
Nebraska                         4,950        400      5,043           (1,054)            543         3,840               183

Overland Park,
Kansas                           7,850        672      6,787               22             656         6,647               251

Stockton,
California                       5,700      1,507      5,628             (443)          1,644         5,014               240

St. Louis
County,
Missouri                         5,850        292      4,488               74             298         4,436               161

Santa Barbara,
California                       5,094      1,160      4,322             (197)          1,150         4,010               178
                                 -----      -----      -----             ----           -----         -----               ---
                              $ 38,144   $  5,106   $ 37,501         $ (4,866)       $  5,664      $ 31,772           $ 1,425
                              ========   ========   ========         ========        ========      ========           =======


                                                                                                         Life on Which
                                                                                                         Depreciation in
                                                                                                         Latest Income
                                         Accumulated       Accumulated         Date of         Date       Statement is
      Description             Total    Depreciation (5)   Amortization (5)   Construction    Acquired      Computed
      -----------             -----    ----------------   ----------------   ------------    --------      --------

CONGREGATE CARE FACILITIES:
Fort Myers,
Florida                     $  9,464       $ (2,291)         $   (366)           1988         7/18/90      5-40 yrs.

Omaha,
Nebraska                       4,566         (1,134)             (137)           1992         4/25/91      5-40 yrs.

Overland Park,
Kansas                         7,554         (1,685)             (186)           1984         4/9/92       5-40 yrs.

Stockton,
California                     6,898         (1,401)             (175)           1988         5/14/92      5-40 yrs.

St. Louis
County,
Missouri                       4,895         (1,257)             (117)           1985         5/29/92      5-40 yrs.

Santa Barbara,
California                     5,338         (1,067)             (127)           1979          7/13/92      5-40 yrs.
                               -----         ------              ----
                            $ 38,861       $ (8,834)         $ (1,108)
                            ========       ========          ========


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

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                    ILM II SENIOR LIVING, INC. AND SUBSIDIARY
        SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
                                 August 31, 1999
                             (Amounts in thousands)

                                                                                 1999              1998                1997
                                                                                 ----              ----                ----
(5) Reconciliation of real estate owned:

         Balance at beginning of period                                          $38,484           $37,946             $37,471
              Acquisitions and improvements - year ended 8/31/99                     377                 -                   -
              Acquisitions and improvements - year ended 8/31/98                       -               538                   -
              Acquisitions and improvements - year ended 8/31/97                       -                 -                 205
                                                                                 -------           -------             -------
         Balance at end of period                                                $38,861           $38,484             $37,946
                                                                                 =======           =======             =======

(6) Reconciliation of accumulated depreciation and amortization:

         Balance at beginning of period                                          $ 8,565           $ 7,280             $ 6,005
              Depreciation and amortization expense - year ended 8/31/99           1,377                 -                   -
              Depreciation and amortization expense - year ended 8/31/98             -               1,285                   -
              Depreciation and amortization expense - year ended 8/31/97             -                   -               1,275
                                                                                 -------           -------             -------
         Balance at end of period                                                $ 9,942           $ 8,565             $ 7,280
                                                                                 =======           =======             =======
