Form 10-Q
period 2000-02-29
ILM II SENIOR LIVING INC /VA
filed 2000-04-14
CIK 861880

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED FEBRUARY 29, 2000

                                       OR

           __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from ____to____.

                         Commission File Number: 0-18942

                           ILM II SENIOR LIVING, INC.
             (Exact name of registrant as specified in its charter)

        VIRGINIA                                              06-1293758
-----------------------                                  -------------------
(State of organization)                                   (I.R.S. Employer
                                                         Identification No.)

1750 Tysons Boulevard, Suite 1200, Tysons Corner, Va          22102
--------------------------------------------------------------------------------
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code:      (888) 357-3550
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
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No
                                        ----      -----

Shares of common stock outstanding as of February 29, 2000:  5,181,236.

================================================================================

                            ILM II SENIOR LIVING, INC

                                      INDEX

Part I.  Financial Information                                                                               Page
                                                                                                             ----
         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  February 29, 2000 (Unaudited) and August 31, 1999............................................4

                  Consolidated Statements of Income
                  For the six months and three months ended February 29, 2000 and
                  February 28, 1999 (Unaudited)................................................................5

                  Consolidated Statements of Changes in Shareholders' Equity
                  For the six months ended February 29, 2000 and February 28, 1999 (Unaudited).................6

                  Consolidated Statements of Cash Flows
                  For the six months ended February 29, 2000 and February 28, 1999 (Unaudited).................7

                  Notes to Consolidated Financial Statements (Unaudited)....................................8-12

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....13-19

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

Signatures....................................................................................................21

                            ILM II SENIOR LIVING, INC

PART I.  FINANCIAL INFORMATION

         Item I.  Financial Statements
                  (see next page)

                           ILM II SENIOR LIVING, INC.

                           CONSOLIDATED BALANCE SHEETS
                February 29, 2000 (Unaudited) and August 31, 1999
                  (Dollars in thousands, except per share data)

                                     ASSETS

                                                             February 29, 2000    August 31, 1999
                                                             -----------------    ---------------
Operating investment properties, at cost:
      Land                                                          $  5,777           $  5,664
      Building and improvements                                       27,998             27,957
      Furniture, fixtures and equipment                                3,815              3,815
                                                                    --------           --------
                                                                      37,590             37,436
      Less:  accumulated depreciation                                 (9,429)            (8,834)
                                                                    --------           --------
                                                                      28,161             28,602
Unamortized mortgage fees                                              1,425              1,425
Less:  accumulated amortization                                       (1,179)            (1,108)
                                                                    --------           --------
                                                                         246                317
Loan origination fees                                                    144                144
Less:  accumulated amortization                                          (59)               (42)
                                                                    --------           --------
                                                                          85                102
Cash and cash equivalents                                                965              1,913
Accounts receivable - related party                                      388                337
Prepaid expenses and other assets                                        105                 68
Deferred rent receivable                                                  22                 37
                                                                    --------           --------
                                                                    $ 29,972           $ 31,376
                                                                    ========           ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                               $     97           $    219
Accounts payable-related party                                           130                527
Construction loan payable                                              1,165              1,165
Preferred shareholders' minority
   Interest in subsidiary                                                138                134
                                                                    --------           --------
      Total liabilities                                                1,530              2,045

Contingencies

Shareholders' equity:
   Common stock, $0.01 par value,
      12,500,000 shares authorized
      5,181,236 shares issued and outstanding                             52                 52
   Additional paid-in capital                                         44,823             44,823
   Accumulated deficit                                               (16,433)           (15,544)
                                                                    --------           --------
      Total shareholder's equity                                      28,442             29,331
                                                                    --------           --------
                                                                    $ 29,972           $ 31,376
                                                                    ========           ========



                            See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
         For the six months and three months ended February 29, 2000 and
                         February 28, 1999 (Unaudited)
                  (Dollars in thousands, except per share data)

                                                          Six Months Ended             Three Months Ended

                                                     February 29    February 28     February 29     February 28
                                                        2000           1999            2000            1999
                                                     -----------    -----------     -----------     -----------
REVENUES
   Rental income                                       $2,721          $2,644          $1,369          $1,333
   Interest income                                         25              31              11              13
                                                       ------          ------          ------          ------
                                                        2,746           2,675           1,380           1,346
EXPENSES
   Depreciation expense                                   595             566             298             283
   Amortization expense                                    88              90              40              49
   General and administrative                             122             177              68              76
   Professional fees                                      585             762             279             590
   Directors' compensation                                 43              47              23              27
                                                       ------          ------          ------          ------
                                                        1,433           1,642             708           1,025
                                                       ------          ------          ------          ------
NET INCOME                                             $1,313          $1,033          $  672          $  321
                                                       ======          ======          ======          ======
Basic earnings per share of common stock               $ 0.25          $ 0.20          $ 0.13          $ 0.06
                                                       ======          ======          ======          ======
Cash dividends paid per share of common stock          $ 0.43          $ 0.43          $ 0.21          $ 0.21
                                                       ======          ======          ======          ======



The above earnings and cash dividends paid per share of common stock are based upon the 5,181,236 shares outstanding for each period.

                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
  For the six months ended February 29, 2000 and February 28, 1999 (Unaudited)
                  (Dollars in thousands, except per share data)

                                      COMMON STOCK
                                     $.01 PAR VALUE                 ADDITIONAL
                              ----------------------------           PAID-IN          ACCUMULATED
                                SHARES             AMOUNT            CAPITAL            DEFICIT              TOTAL
                              ---------          ---------          ---------          ---------           ---------
Shareholders' equity
at August 31, 1998            5,181,236          $      52          $  44,823          $ (12,837)          $  32,038

Cash dividends paid                  --                 --                 --             (2,202)             (2,202)

Net income                           --                 --                 --              1,033               1,033
                              ---------          ---------          ---------          ---------           ---------
Shareholders' equity
at February 28, 1999          5,181,236          $      52          $  44,823          $ (14,006)          $  30,869
                              =========          =========          =========          =========           =========
Shareholders' equity
at August 31, 1999            5,181,236          $      52          $  44,823          $ (15,544)          $  29,331

Cash dividends paid                  --                 --                 --             (2,202)             (2,202)

Net income                           --                 --                 --              1,313               1,313
                              ---------          ---------          ---------          ---------           ---------
Shareholders' equity
at February 29, 2000          5,181,236          $      52          $  44,823          $ (16,433)          $  28,442
                              =========          =========          =========          =========           =========



                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the six months ended February 29, 2000 and February 28, 1999 (Unaudited)
                             (Dollars in thousands)

                                                                                     Six Months Ended
                                                                               ------------------------------
                                                                               February 29,      February 28,
                                                                                   2000              1999
                                                                                  -------           -------
Cash flows from operating activities:
   Net income                                                                     $ 1,313           $ 1,033
   Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization expense                                       683               656
               Changes in assets and liabilities:
                  Accounts receivable - related party                                 (51)              (46)
                  Prepaid expenses and other assets                                   (37)               42
                  Deferred rent receivable                                             15                16
                  Accounts payable and accrued expenses                              (122)              127
                  Accounts payable - related party                                   (397)               --
                  Preferred shareholders' minority interest                             4                 5
                                                                                  -------           -------
                            Net cash provided by operating activities               1,408             1,833

Cash flows from investing activities:
                Additions to operating investment properties                         (154)             (194)
                                                                                  -------           -------
                            Net cash used in investing activities                    (154)             (194)

Cash flows from financing activities:
           Loan origination fees paid                                                  --               (71)
           Cash dividends paid to shareholders                                     (2,202)           (2,202)
                                                                                  -------           -------
                            Net cash used in financing activities                  (2,202)           (2,273)
                                                                                  -------           -------
Net decrease in cash and cash equivalents                                            (948)             (634)

Cash and cash equivalents, beginning of period                                      1,913             1,896
                                                                                  -------           -------
Cash and cash equivalents, end of period                                          $   965           $ 1,262
                                                                                  =======           =======


                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)

1.   GENERAL

         The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements and footnotes contained in ILM II Senior Living, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended August 31, 1999. In the opinion of management, the accompanying interim consolidated financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim periods. All of the accounting adjustments reflected in the accompanying interim consolidated financial statements are of a normal recurring nature.

         The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles for interim financial information, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of February 29, 2000 and revenues and expenses for each of the six- and three-month periods ended February 29, 2000 and February 28, 1999. Actual results could differ from the estimates and assumptions used. Certain numbers in the prior period's financial statements have been reclassified to conform to the current period's presentation. The results of operations for the six- and three-month periods ended February 29, 2000, are not necessarily indicative of the results that may be expected for the year ending August 31, 2000.

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

         The Company made charitable gifts of one share of the preferred stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The preferred stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the preferred stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. Since ILM II Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation of ILM II Holding. Cumulative dividends accrued as of February 29, 2000 on the preferred stock in ILM II Holding totaled approximately $27,000.

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

     AGREEMENT AND PLAN OF MERGER WITH CAPITAL SENIOR LIVING CORPORATION

         On February 7, 1999, the Company entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. If the merger is consummated, the Shareholders of the Company will receive all-cash merger consideration of approximately $14.47 per share. Consummation of this transaction will require, among other things, the affirmative vote of the holders of not less than 66-2/3% of the Company's outstanding common stock. The agreement presently provides that it may be terminated if the merger is not consummated by September 30, 2000. In connection with the merger, the Company has agreed to cause ILM II Holding to cancel and terminate the Facilities Lease Agreement with Lease II immediately prior to the effective time of the merger. As noted above, the Facilities Lease Agreement, which is scheduled to expire on December 31, 2000, may be terminated earlier at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party. Although the pending merger agreement remains operative and in full force and effect, Capital has communicated certain proposed modifications to the pending transaction which have not been agreed to in principle or otherwise by the Company. The Company presently is in discussions with Capital regarding the pending merger transaction and is considering potential modifications thereto including a reduced merger consideration. There can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

2.   OPERATING INVESTMENT PROPERTIES SUBJECT TO FACILITIES LEASE AGREEMENT

         At February 29, 2000, through its consolidated subsidiary, the Company owned six Senior Housing Facilities. The name, location and size of the properties are as set forth below:

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


(1) The acquisition of Villa Santa Barbara was financed jointly by the Company and an affiliated entity, ILM Senior Living, Inc. ("ILM I"). All amounts generated from the operations of Villa Santa Barbara are equitably apportioned between the Company, together with its consolidated subsidiary, and ILM I, together with its consolidated subsidiary, generally 75% and 25%, respectively. Villa Santa Barbara is owned 75% by ILM II Holding and 25% by ILM Holding, Inc. as tenants in common. Upon the sale of ILM I or the Company, arrangements would be made to transfer the Santa Barbara facility to the selling joint tenant (or one of its subsidiaries). The property was extensively renovated in 1995.

(2) Rentable units represent the number of apartment units and is a measure commonly used in the real estate industry. Resident capacity equals the number of bedrooms contained within the apartment units and corresponds to measures commonly used in the healthcare industry.

Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the existing Shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, Lease II, for the purpose of operating the Senior Housing Facilities under the terms of a Facilities Lease Agreement dated September 1, 1995 between the Company's consolidated affiliate, ILM II Holding, as owner of the properties and lessor (the "Lessor"), and Lease II as lessee (the "Lessee"). The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the term of the Facilities Lease Agreement, which expires on December 31, 2000 unless earlier terminated at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party upon 30 days' notice to the Company, Lease II pays annual base rent for the use of all of the Facilities in the aggregate amount of $4,035,600 per year. Lease II also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rent was $719,000 and $368,000 for the six- and three-month periods ended February 29, 2000, respectively, compared to $642,000 and $332,000, for the six- and three-month periods ended February 28, 1999, respectively.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

3.  RELATED PARTY TRANSACTIONS

         Lease II has retained Capital to be the property manager of the Senior Housing Facilities and the Company has guaranteed the payment of all fees due to Capital pursuant to the Management Agreement which commenced on July 29, 1996. Lawrence A. Cohen, who, through July 28, 1998, served as President, Chief Executive Officer and Director of the Company and a Director of Lease II, has also served in various management capacities at Capital Senior Living Corporation, an affiliate of Capital, since 1996. As a result, through July 28, 1998, Capital was considered a related party. Mr. Cohen currently serves as Chief Executive Officer of Capital Senior Living Corporation For the six- and three-month periods ended February 29, 2000, Capital earned property management fees from the Company of $525,516 and $272,310, respectively, compared to $546,700 and $323,063, for the six- and three-month periods ended February 28, 1999, respectively.

         On September 18, 1997, Lease II entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansion of several of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. The Company will reimburse Lease II for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the six- and three-month periods ended February 29, 2000 and February 28, 1999, Capital Senior Development, Inc. earned no fees from Lease II for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

         Jeffry R. Dwyer, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the six-month periods ended February 29, 2000 and February 28, 1999, Greenberg Traurig earned fees from the Company of $293,150 and $221,299, respectively. For the three-month periods ended February 29, 2000 and February 28, 1999, Greenberg Traurig earned fees from the Company of $219,789 and $172,437.

         Accounts receivable - related party at February 29, 2000 and August 31, 1999 includes variable rent due from Lease II. Accounts payable-related party at February 29, 2000 includes accrued legal fees due to Greenberg Traurig, Counsel to the Company and its affiliate and a related party, as described above. At August 31, 1999, Accounts payable-related party includes $50,000 of expense reimbusements payable to Lease II; $194,000 in variable rent received from Lease II in advance; and $283,000 of accrued legal fees due to Greenberg Traurig, Counsel to the Company and its affiliate and a related party, as described above.

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

         On October 15, 1999, the parties entered into a Stipulation of Settlement and filed it with the Court, which approved the settlement, by order dated October 21, 1999. In issuing that order the Court entered a final judgment dismissing the action and all non-derivative claims of the settlement class against the defendants with prejudice. This litigation was settled at no cost to the Company and ILM I. As part of the settlement, Capital Senior Living Corporation increased its proposed merger consideration payable to the Company and ILM I shareholders to all-cash amounts of $14.47 and $12.90 per share, respectively, and is also responsible for a total of approximately $1.1 million in plaintiffs' attorneys fees and expenses if the proposed merger is consummated. If the proposed merger is not consummated and if the Company and ILM I were to consummate an extraordinary transaction with a third party, then the Company and ILM I would be responsible for the plaintiffs' attorneys fees and expenses.

5.   CONSTRUCTION LOAN FINANCING

         During 1999 the Company secured a construction loan facility with a major bank that provides the Company with up to $8.8 million to fund the capital costs of potential expansion programs. The construction loan facility is secured by a first mortgage of the Senior Housing Facilities and collateral assignment of the Company's leases of such properties. The loan expires on December 31, 2000, with possible extensions through September 29, 2003. Principal is due upon expiration. Interest is payable monthly at a rate equal to LIBOR plus 1.10% or Prime plus 0.5%. Amounts outstanding under the loan at February 29, 2000, were approximately $1.2 million. Loan origination fees of $144,000 were paid in connection with this loan facility and are being amortized over the life of the loan. Capitalized interest at February 29, 2000, and August 31, 1999, was $58,020 and $17,387, respectively.

6.   SUBSEQUENT EVENT

         On March 20, 2000, the Company's Board of Directors declared a quarterly dividend for the three-month period ended February 29, 2000. On April 17, 2000, a dividend of $0.2125 per share of common stock, totaling approximately $1,101,000, will be paid to Shareholders of record as of March 31, 2000.

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

      The Facilities Lease Agreement is between the Company's consolidated affiliate, ILM II Holding, as owner of the Senior Housing Facilities and Lessor, and Lease II as Lessee. The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Pursuant to the Facilities Lease Agreement, which expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara property but has been extended on a month-to-month basis), Lease II pays annual base rent for the use of all the Senior Housing Facilities in the aggregate amount of $4,035,600. Lease II also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rental income for the six- and three-month periods ended February 29, 2000 was $642,000 and $332,000, respectively, compared to $642,000 and $332,000, for the six- and three-month periods ended February 28, 1999, respectively.

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

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

GENERAL (CONTINUED)

    With this transfer completed, effective January 23, 1997, ILM Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of non-voting, 8% cumulative preferred stock issued to the Company. The number of authorized shares of preferred stock and common stock in ILM II Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. It is anticipated that dividends will accrue and be paid at liquidation. Cumulative dividends in arrears as of February 29, 2000 on the Preferred Stock in ILM II Holding totaled approximately $27,000.

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

    Because the ownership of the assets of ILM II Holding was expected to be transferred to the Company or its wholly-owned subsidiary, ILM II Holding was capitalized with funds to provide it with working capital only for a limited period of time. At the present time, ILM II Holding is not expected to have sufficient cash flow during fiscal year 2000 to (i) meet its obligations to make the debt service payments due under the loans, and (ii) pay for capital improvements and structural repairs in accordance with the terms of the Facilities Lease Agreement. Although ILM II Holding is not expected to fully fund its scheduled debt service payments to the Company, the estimated current values of the Senior Housing Facilities are well in excess of the mortgage principal amounts plus accrued interest at February 29, 2000. As a result, the Company is expected to recover the full amount that would be due under the loans upon sale of the Senior Housing Facilities.

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

GENERAL (CONTINUED)

AGREEMENT AND PLAN OF MERGER WITH CAPITAL SENIOR LIVING CORPORATION

      On February 7, 1999, the Company entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. If the merger is consummated, the Shareholders of the Company will receive all-cash merger consideration of approximately $14.47 per share. Consummation of this transaction will require, among other things, the affirmative vote of the holders of not less than 66-2/3% of the Company's outstanding common stock. The agreement presently provides that it may be terminated if the merger is not consummated by September 30, 2000. In connection with the merger, the Company has agreed to cause ILM II Holding to cancel and terminate the Facilities Lease Agreement with Lease II immediately prior to the effective time of the merger. As noted above, the Facilities Lease Agreement, which is scheduled to expire on December 31, 2000, may be terminated earlier at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party. Although the pending merger agreement remains operative and in full force and effect, Capital has communicated certain proposed modifications to the pending transaction which have not been agreed to in principle or otherwise by the Company. The Company presently is in discussions with Capital regarding the pending merger transaction and is considering potential modifications thereto including a reduced merger consideration. There can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof.

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

    Occupancy levels for the six properties in which the Company has invested averaged 92% and 95% for three months ended February 29, 2000 and February 28, 1999, respectively. The Company's net operating cash flow is expected to be relatively stable and predictable due to the structure of the Facilities Lease Agreement. The annual base rental payments owed to ILM II Holding are $4,035,600 and will remain at that level for the remainder of the lease term. In addition, the Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation, as discussed further above, which became effective in January 1997.

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

    On June 7, 1999, the Company borrowed approximately $1.2 million under the construction loan facility to fund the pre-construction capital costs incurred through April 1999, of the potential expansions of the Senior Housing Facilities. As of February 29, 2000, approximately $7.6 million of the construction loan facility is unused and available.

    At February 29, 2000, the Company had cash and cash equivalents of $965,000 compared to $1,913,000 at August 31, 1999. Remaining cash amounts will be used for the working capital requirements of the Company, along with the possible investment in the properties owned by ILM II Holding for certain capital improvements, and for dividends to the Shareholders. Future capital improvements could be financed from operations or through borrowings, depending on the magnitude of the improvements, the availability of financing and the Company's incremental borrowing rate. The source of future liquidity and dividends to the Shareholders is expected to be through facilities lease payments from Lease II, interest income earned on invested cash reserves and proceeds from the future sales of the underlying operating investment properties. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis. The Company generally will be obligated to distribute annually at least 95% of its taxable income to its Shareholders in order to continue to qualify as a REIT under the Internal Revenue Code.

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

    Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company believes that it has completed all necessary phases of its Year 2000 program. However, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Company. Although the amount of potential liability and lost revenue cannot be reasonably estimated at this time, in a worst case situation, if Capital, Lease II's only significant and material third-party contractor, were to experience a Year 2000 problem, it is likely that Lease II would not receive rental income as it became due from Senior Living Facility residents. Lease II in turn would fail to pay ILM II Holding lease payments as they arise under the master lease, and ILM II Holding in turn would fail to pay the Company mortgage payments due it. However, the Company believes that given the nature of its business, such problem would be temporary and easily remedied with a simple accounting.

MARKET RISK

    The Company believes its market risk is immaterial.

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED FEBRUARY 29, 2000 VERSUS THE SIX MONTHS ENDED FEBRUARY 28, 1999

         Net income increased $280,000 or 27.1% to $1,313,000 for the six-month period ended February 29, 2000 compared to $1,033,000 for the six-month period ended February 28, 1999. Total revenue was $2,746,000 representing an increase of $71,000, or 2.7%, compared to the same period of the prior year. Rental and other income increased $77,000 or 2.9%, to $2,721,000 for the six-month period ended February 29, 2000, compared to $2,644,000 for the six-month period ended February 28, 1999 due to increased rental income earned pursuant to the terms of the Facilities Lease Agreement. Total expenses decreased $209,000, or 12.7%, to $1,433,000 for the six-month period ended February 29, 2000, compared to $1,642,000 for the six-month period ended February 28, 1999. This overall decrease in expenses is primarily attributable to a $177,000 or 23.2% decrease in professional fees due to a decrease in the use of financial and advisory professionals who were engaged to assist the Company with the agreement and plan of merger with Capital Senior Living Corporation (as discussed in Note 1 to the financial statements) as well as decreased legal fees associated with the construction loan facility. The $55,000 or 31.1% decrease in general and administrative expenses to $122,000 for the six-month period ended February 29, 2000, from $177,000 for the same period last year, is due to a variety of factors including decreased Director and Officer insurance costs of $12,000 or 17.3%; decreased printing costs of $25,000 or 78.9% for the annual and quarterly reports which were completed timely, distributing incurred costs more evenly when compared to the previous year; and a $23,000 or 58.8% decrease in state tax payments; and minor increases and decreases in other general and administrative costs.

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2000 VERSUS THE THREE MONTHS ENDED FEBRUARY 28, 1999

         Net income increased $351,000 or 109.3% to $672,000 for the second quarter ended February 29, 2000 compared to $321,000 for the second quarter ended February 28, 1999. Total revenue was $1,380,000 representing an increase of $34,000 or 2.5%, compared to the same period of the prior year. Rental and other income increased $36,000 or 2.7%, to $1,369,000 for the quarter ended February 29, 2000, compared to $1,333,000 for the quarter ended February 28, 1999, due to increased rental income earned pursuant to the terms of the Facilities Lease Agreement. Total expenses decreased $317,000, or 30.9%, to $708,000 for the three-month period ended February 29, 2000, compared to $1,025,000 for the three-month period ended February 28, 1999. This decrease in expenses is primarily attributable to a $311,000 or 52.7% decrease in professional fees due to a decrease in the use of financial and advisory professionals who were engaged to assist the Company with the agreement and plan of merger with Capital Senior Living Corporation (as discussed in Note 1 to the financial statements) as well as decreased legal fees associated with the construction loan facility. The $8,000 or 10.5% decrease in general and administrative expenses to $68,000 for the quarter ended February 29, 2000, compared to $76,000 for the same period last year, is due to a variety of factors including decreased printing costs of $15,000 or 71.5% for the annual and quarterly reports which were completed timely, distributing incurred costs more evenly when compared to the previous year; and a $13,000 or 85% decrease in state tax payments which were offset by minor increases and decreases in other general and administrative costs.

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

Dated:  APRIL 14, 2000
        --------------