Form 10-Q
period 2000-05-31
ILM II SENIOR LIVING INC /VA
filed 2000-07-17
CIK 861880

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ---             SECURITIES EXCHANGE ACT OF 1934

                     For quarterly period ended May 31, 2000
                                                ------------

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from ____to____.

                         Commission File Number: 0-18942

                           ILM II SENIOR LIVING, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

         Virginia                                             06-1293758
--------------------------                              -----------------------
 (State of organization)                                  (I.R.S. Employer
                                                          Identification No.)

1750 Tysons Boulevard, Suite 1200, Tysons Corner, VA            22102
----------------------------------------------------    -----------------------
   (Address of principal executive office)                   (Zip Code)

Registrant's telephone number, including area code:          (888) 357-3550
                                                        -----------------------

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
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---

Shares of common stock outstanding as of May 31, 2000:  5,181,236.

Current Report on Form 8-K
of Registrant Dated June 2, 2000


================================================================================

                            ILM II SENIOR LIVING, INC

                                      INDEX


                                                                                                             PAGE
                                                                                                             ----
Part I.  Financial Information
         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  May 31, 2000 (Unaudited) and August 31, 1999.................................................4

                  Consolidated Statements of Income
                  For the nine months and three months ended May 31, 2000 and
                  1999 (Unaudited).............................................................................5

                  Consolidated Statements of Changes in Shareholders' Equity
                  For the nine months ended May 31, 2000 and 1999 (Unaudited)..................................6

                  Consolidated Statements of Cash Flows
                  For the nine months ended May 31, 2000 and 1999 (Unaudited)..................................7

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

Signatures....................................................................................................21


                            ILM II SENIOR LIVING, INC

PART I.  FINANCIAL INFORMATION

         Item I.  Financial Statements
                  (see next page)

                           ILM II SENIOR LIVING, INC.

                           CONSOLIDATED BALANCE SHEETS
                  May 31, 2000 (Unaudited) and August 31, 1999
                  (Dollars in thousands, except per share data)


                                     ASSETS


                                                        MAY 31, 2000             AUGUST 31, 1999
                                                        ------------             ---------------
Operating investment properties, at cost:
      Land                                               $    5,842                $    5,664
      Building and improvements                              28,021                    27,957
      Furniture, fixtures and equipment                       3,815                     3,815
                                                         ----------                ----------
                                                             37,678                    37,436
      Less:  accumulated depreciation                        (9,727)                   (8,834)
                                                         ----------                ----------
                                                             27,951                    28,602

Unamortized mortgage fees                                     1,425                     1,425
Less:  accumulated amortization                              (1,215)                   (1,108)
                                                         ----------                ----------
                                                                210                       317

Loan origination fees                                           144                       144
Less:  accumulated amortization                                 (72)                      (42)
                                                         ----------                ----------
                                                                 72                       102

Cash and cash equivalents                                       621                     1,913
Accounts receivable - related party                             383                       337
Prepaid expenses and other assets                                83                        68
Deferred rent receivable                                         14                        37
                                                         ----------                ----------
                                                         $   29,334                $   31,376
                                                         ==========                ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                    $       79                $      219
Accounts payable-related party                                  129                       527
Construction loan payable                                     1,165                     1,165
Preferred shareholders' minority
   interest in subsidiary                                       141                       134
                                                         ----------                ----------
      Total liabilities                                       1,514                     2,045

Contingencies

Shareholders' equity:
   Common stock, $0.01 par value,
      12,500,000 shares authorized
      5,181,236 shares issued and outstanding                    52                        52
   Additional paid-in capital                                44,823                    44,823
   Accumulated deficit                                      (17,055)                  (15,544)
                                                         ----------                ----------
      Total shareholder's equity                             27,820                    29,331
                                                         ----------                ----------
                                                         $   29,334                $   31,376
                                                         ==========                ==========



                            See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
  For the nine months and three months ended May 31, 2000 and 1999 (Unaudited)
                  (Dollars in thousands, except per share data)


                                                                    NINE MONTHS ENDED            THREE MONTHS ENDED
                                                                          MAY 31                       MAY 31
                                                                          ------                       ------

                                                                   2000           1999           2000            1999
                                                                   ----           ----           ----            ----
     REVENUES
        Rental income                                            $4,084         $3,946         $1,364          $1,302
        Interest income                                              32             39              7               8
                                                                 ------         ------         ------          ------
                                                                  4,116          3,985          1,371           1,310
     EXPENSES
        Depreciation expense                                        893            849            298             283
        Amortization expense                                        137            138             48              48
        General and administrative                                  202            255             82              78
        Professional fees                                         1,022          1,335            362             573
        Directors' compensation                                      70             66             27              19
                                                                 ------         ------         ------          ------
                                                                  2,324          2,643            817           1,001
                                                                 ------         ------         ------          ------

     NET INCOME                                                  $1,792         $1,342         $  554          $  309
                                                                 ======         ======         ======          ======

     Basic earnings per share of common stock                    $ 0.35         $ 0.26         $ 0.11          $ 0.06
                                                                 ======         ======         ======          ======

     Cash dividends paid per share of common stock               $ 0.64         $ 0.64         $ 0.21          $ 0.21
                                                                 ======         ======         ======          ======



     The above earnings and cash dividends paid per share of common stock are based upon the 5,181,236 shares outstanding for each period.




                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          For the nine months ended May 31, 2000 and 1999 (Unaudited)
                  (Dollars in thousands, except per share data)


                                            COMMON STOCK
                                           $.01 PAR VALUE          ADDITIONAL
                                           --------------           PAID-IN        ACCUMULATED
                                        SHARES           AMOUNT     CAPITAL          DEFICIT           TOTAL
                                        ------           ------     -------          -------           -----
Shareholders' equity
at August 31, 1998                    5,181,236           $ 52      $44,823        $(12,837)          $ 32,038

Cash dividends paid                           -              -            -          (3,303)           (3,303)

Net income                                    -              -            -           1,342              1,342
                                      ---------           ----      -------        --------           --------

Shareholders' equity
at May 31, 1999                       5,181,236           $ 52      $44,823        $(14,798)          $ 30,077
                                      =========           ====      =======        ========           ========

Shareholders' equity
at August 31, 1999                    5,181,236           $ 52      $44,823        $(15,544)           $29,331

Cash dividends paid                           -              -            -          (3,303)           (3,303)

Net income                                                   -            -           1,792              1,792
                                      ---------           ----      -------        --------           --------

Shareholders' equity
at May 31, 2000                       5,181,236           $ 52      $44,823        $(17,055)          $ 27,820
                                      =========           ====      =======        ========           ========




                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the nine months ended May 31, 2000 and 1999 (Unaudited)
                             (Dollars in thousands)



                                                                                NINE MONTHS ENDED
                                                                                     MAY 31,
                                                                                     -------

                                                                               2000            1999
                                                                               ----            ----
Cash flows from operating activities:
   Net income                                                                  $ 1,792      $ 1,342
   Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization expense                                  1,030          987
          Changes in assets and liabilities:
                Accounts receivable - related party                                (46)         (35)
                Prepaid expenses and other assets                                  (15)         (31)
                Deferred rent receivable                                            23           24
                Accounts payable and accrued expenses                             (140)          68
                Accounts payable - related party                                  (398)           -
                Preferred shareholders' minority interest                            7            7
                                                                               -------      -------
                     Net cash provided by operating activities                   2,253        2,362

Cash flows from investing activities:
                Additions to operating investment properties                      (242)        (233)
                                                                               -------      -------
                     Net cash used in investing activities                        (242)        (233)
                                                                               -------      -------

Cash flows from financing activities:
                Loan origination fees paid                                           -          (71)
                Cash dividends paid to shareholders                             (3,303)      (3,303)
                                                                               -------      -------
                     Net cash used in financing activities                      (3,303)      (3,374)
                                                                               -------      -------

Net decrease in cash and cash equivalents                                       (1,292)      (1,245)

Cash and cash equivalents, beginning of period                                   1,913        1,896
                                                                               -------      -------

Cash and cash equivalents, end of period                                       $   621      $   651
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

         The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles for interim financial information, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of May 31, 2000 and revenues and expenses for each of the nine- and three-month periods ended May 31, 2000 and 1999. Actual results could differ from the estimates and assumptions used. Certain numbers in the prior period's financial statements have been reclassified to conform to the current period's presentation. The results of operations for the nine- and three-month periods ended May 31, 2000, are not necessarily indicative of the results that may be expected for the year ending August 31, 2000.

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

         The Company made charitable gifts of one share of the preferred stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The preferred stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the preferred stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. Since ILM II Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation of ILM II Holding. Cumulative dividends accrued as of May 31, 2000 on the preferred stock in ILM II Holding totaled approximately $30,000.

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

     AGREEMENT AND PLAN OF MERGER WITH CAPITAL SENIOR LIVING CORPORATION

         On February 7, 1999, the Company entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, with Capital Senior Living Corporation ("CSLC"), the corporate parent of Capital, and certain affiliates of Capital. On April 18, 2000, the Company entered into a First Amendment to the Amended and Restated Agreement and Plan of Merger dated October 19, 1999. As stated in the April 18th amendment, if the merger is consummated, the Shareholders of the Company will receive all-cash merger consideration of approximately $13.04 per share compared to the previous merger consideration of $14.47 per share. The Company was advised by CSLC that, due to deteriorating conditions in the senior living industry and consequent decline in the loan value of the Company's properties, Capital was unable to raise sufficient financing to fund the original purchase price. CSLC has reported to the Company that it has obtained a signed financing commitment for substantially all of the merger consideration. In addition, the amended agreement requires CSLC to agree to pay the Company increased termination fees in certain circumstances. Further, the Company required CSLC to agree to reduce the amount of fees and expenses it would receive upon termination of the merger in certain circumstances.

         At a special meeting of Shareholders on June 22, 2000, holders of more than two-thirds of the outstanding shares of the Company's common stock voted in favor of approval of the proposed Amended and Restated Agreement and Plan of Merger dated October 19, 1999, as amended on April 18, 2000. Subject to the satisfaction of certain conditions, consummation of the merger is expected to occur on or about July 31, 2000. The agreement presently provides that it may be terminated if the merger is not consummated by September 30, 2000. Holders of Company common stock will have no dissenters' rights in the merger.

         In connection with the merger, the Company has agreed to cause ILM II Holding to cancel and terminate the Facilities Lease Agreement with Lease II on the date of consummation of the merger. As noted above, the Facilities Lease Agreement, which is scheduled to expire on December 31, 2000, may be terminated earlier at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party. If the merger is not consummated, it is anticipated that the Facilities Lease Agreement will remain in full force and effect pursuant to its terms. There can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

2.       OPERATING INVESTMENT PROPERTIES SUBJECT TO FACILITIES LEASE AGREEMENT

         At May 31, 2000, through its consolidated subsidiary, the Company owned six Senior Housing Facilities. The name, location and size of the properties are as set forth below:


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

Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the existing Shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, Lease II, for the purpose of operating the Senior Housing Facilities under the terms of a Facilities Lease Agreement dated September 1, 1995 between the Company's consolidated affiliate, ILM II Holding, as owner of the properties and lessor (the "Lessor"), and Lease II as lessee (the "Lessee"). The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the term of the Facilities Lease Agreement, which expires on December 31, 2000 unless earlier terminated at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party upon 30 days' notice to the Company, Lease II pays annual base rent for the use of all of the Facilities in the aggregate amount of $4,035,600 per year. Lease II also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rent was $1,081,000 and $363,000 for the nine- and three-month periods ended May 31, 2000, respectively, compared to $943,000 and $301,000, for the nine- and three-month periods ended May 31, 1999, respectively.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

3.   RELATED PARTY TRANSACTIONS

          Lease II has retained Capital to be the property manager of the Senior Housing Facilities and the Company has guaranteed the payment of all fees due to Capital pursuant to the Management Agreement which commenced on July 29, 1996. Lawrence A. Cohen, who, through July 28, 1998, served as President, Chief Executive Officer and Director of the Company and a Director of Lease II, has also served in various management capacities at Capital Senior Living Corporation, an affiliate of Capital, since 1996. As a result, through July 28, 1998, Capital was considered a related party. Mr. Cohen currently serves as Chief Executive Officer of Capital Senior Living Corporation. For the nine- and three-month periods ended May 31, 2000, Capital earned property management fees from the Company of $738,707 and $213,191, respectively, compared to $773,000 and $225,000, for the nine- and three-month periods ended May 31, 1999, respectively. In connection with the Agreement and Plan of Merger discussed in Note 1, the Management Agreement with Capital will be terminated upon consummation of the merger.

         On September 18, 1997, Lease II entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansion of several of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. The Company will reimburse Lease II for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the nine- and three-month periods ended May 31, 2000 and 1999, Capital Senior Development, Inc. earned no fees from Lease II for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

         Jeffry R. Dwyer, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the nine-month periods ended May 31, 2000 and 1999, Greenberg Traurig earned fees from the Company of $603,000 and $795,000, respectively. For the three-month periods ended May 31, 2000 and 1999, Greenberg Traurig earned fees from the Company of $231,000 and $487,000.

         Accounts receivable - related party at May 31, 2000 and August 31, 1999 includes variable rent due from Lease II. Accounts payable-related party at May 31, 2000 includes accrued legal fees due to Greenberg Traurig, Counsel to the Company and its affiliate and a related party, as described above. At August 31, 1999, Accounts payable-related party includes $50,000 of expense reimbursements payable to Lease II; $194,000 in variable rent received from Lease II in advance; and $283,000 of accrued legal fees due to Greenberg Traurig, Counsel to the Company and its affiliate and a related party, as described above.

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

         On October 15, 1999, the parties entered into a Stipulation of Settlement and filed it with the Court, which approved the settlement, by order dated October 21, 1999. In issuing that order the Court entered a final judgment dismissing the action and all non-derivative claims of the settlement class against the defendants with prejudice. This litigation was settled at no cost to the Company and ILM I. As part of the settlement, Capital Senior Living Corporation increased its proposed merger consideration payable to the Company and ILM I shareholders and is also responsible for a total of approximately $1.1 million in plaintiffs' attorneys fees and expenses if the proposed merger is consummated. If the proposed merger is not consummated and if the Company and ILM I were to consummate an extraordinary transaction with a third party, then the Company and ILM I would be responsible for the plaintiffs' attorneys fees and expenses.

5.   CONSTRUCTION LOAN FINANCING

         During 1999 the Company secured a construction loan facility with a major bank that provides the Company with up to $8.8 million to fund the capital costs of potential expansion programs. The construction loan facility is secured by a first mortgage of the Senior Housing Facilities and collateral assignment of the Company's leases of such properties. The loan expires on December 31, 2000, with possible extensions through September 29, 2003. Principal is due upon expiration. Interest is payable monthly at a rate equal to LIBOR plus 1.10% or Prime plus 0.5%. Amounts outstanding under the loan at May 31, 2000, were approximately $1.2 million. Loan origination fees of $144,000 were paid in connection with this loan facility and are being amortized over the life of the loan. Capitalized interest at May 31, 2000, and August 31, 1999, was $64,321 and $17,387, respectively.

6.  SUBSEQUENT EVENTS

         On June 2, 2000, the Company's Board of Directors unanimously agreed not to declare any dividends on shares of the Company's common stock for the remainder of Fiscal Year 2000. The Board cited transaction costs previously incurred and to be incurred through closing of the pending merger with Capital and the establishment of a reserve to fund the short-term operations of the Company's senior living communities if the proposed merger with Capital is not consummated. The Company also announced that, should the merger not be consummated, its Board of Directors would reevaluate its dividend policy.

         On June 2, 2000, the Company caused Holding II to notify Lease II that the Facilities Lease Agreement would terminate on the date of consummation of the pending merger of the Company with CSLC. Subject to the satisfaction of certain conditions and the receipt of requisite approvals, consummation of the merger is expected to occur on or about July 30, 2000. If the merger is not consummated, it is anticipated that the Facilities Lease Agreement will remain in full force and effect pursuant to its terms.

         On June 22, 2000, at a special meeting of Shareholders, holders of more than two-thirds of the outstanding shares of the Company's common stock voted in favor of approval of the proposed Amended and Restated Agreement and Plan of Merger dated October 19, 1999, as amended on April 18, 2000.

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

      The Facilities Lease Agreement is between the Company's consolidated affiliate, ILM II Holding, as owner of the Senior Housing Facilities and Lessor, and Lease II as Lessee. The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Pursuant to the Facilities Lease Agreement, which expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara property but has been extended on a month-to-month basis), Lease II pays annual base rent for the use of all the Senior Housing Facilities in the aggregate amount of $4,035,600. Lease II also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rental income for the nine- and three-month periods ended May 31, 2000 was $1,081,000 and $363,000, respectively, compared to $943,000 and $301,000, for the nine- and three-month periods ended May 31, 1999, respectively.

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

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

GENERAL (CONTINUED)

    With this transfer completed, effective January 23, 1997, ILM Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of non-voting, 8% cumulative preferred stock issued to the Company. The number of authorized shares of preferred stock and common stock in ILM II Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. It is anticipated that dividends will accrue and be paid at liquidation. Cumulative dividends in arrears as of May 31, 2000 on the Preferred Stock in ILM II Holding totaled approximately $30,000.

    The assumption of ownership of the Senior Housing Facilities through ILM II Holding, which was organized as a so-called "C" corporation for tax purposes, has resulted in a possible future tax liability which would be payable upon the ultimate sale of the Senior Living Facilities (the "built-in gain tax"). The amount of such tax would be calculated based on the lesser of the total net gain realized from the sale transaction or the portion of the net gain realized upon a final sale which is attributable to the period during which the properties were held in a "C" corporation.

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

    Because the ownership of the assets of ILM II Holding was expected to be transferred to the Company or its wholly-owned subsidiary, ILM II Holding was capitalized with funds to provide it with working capital only for a limited period of time. At the present time, ILM II Holding is not expected to have sufficient cash flow during fiscal year 2000 to (i) meet its obligations to make the debt service payments due under the loans, and (ii) pay for capital improvements and structural repairs in accordance with the terms of the Facilities Lease Agreement. Although ILM II Holding is not expected to fully fund its scheduled debt service payments to the Company, the estimated current values of the Senior Housing Facilities are well in excess of the mortgage principal amounts plus accrued interest at May 31, 2000. As a result, the Company is expected to recover the full amount that would be due under the loans upon sale of the Senior Housing Facilities.

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


GENERAL (CONTINUED)

AGREEMENT AND PLAN OF MERGER WITH CAPITAL SENIOR LIVING CORPORATION

     On February 7, 1999, the Company entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, with Capital Senior Living Corporation ("CSLC"), the corporate parent of Capital, and certain affiliates of Capital. On April 18, 2000, the Company entered into a First Amendment to the Amended and Restated Agreement and Plan of Merger dated October 19, 1999. As stated in the April 18th amendment, if the merger is consummated, the Shareholders of the Company will receive all-cash merger consideration of approximately $13.04 per share compared to the previous merger consideration of $14.47 per share. The Company was advised by CSLC that, due to deteriorating conditions in the senior living industry and consequent decline in the loan value of the Company's properties, Capital was unable to raise sufficient financing to fund the original purchase price. CSLC has reported to the Company that it has obtained a signed financing commitment for substantially all of the merger consideration. In addition, the amended agreement requires CSLC to agree to pay the Company increased termination fees in certain circumstances. Further, the Company required CSLC to agree to reduce the amount of fees and expenses it would receive upon termination of the merger in certain circumstances.

     At a special meeting of Shareholders on June 22, 2000, holders of more than two-thirds of the outstanding shares of the Company's common stock voted in favor of approval of the proposed Amended and Restated Agreement and Plan of Merger dated October 19, 1999, as amended on April 18, 2000. Subject to the satisfaction of certain conditions, consummation of the merger is expected to occur on or about July 31, 2000. The agreement presently provides that it may be terminated if the merger is not consummated by September 30, 2000. Holders of Company common stock will have no dissenters' rights in the merger.

     In connection with the merger, the Company has agreed to cause ILM II Holding to cancel and terminate the Facilities Lease Agreement with Lease II on the date of consummation of the merger. As noted above, the Facilities Lease Agreement, which is scheduled to expire on December 31, 2000, may be terminated earlier at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party. If the merger is not consummated, it is anticipated that the Facilities Lease Agreement will remain in full force and effect pursuant to its terms. There can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof.

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES

    Occupancy levels for the six properties in which the Company has invested averaged 91% and 94% for three months ended May 31, 2000 and 1999, respectively. The Company's net operating cash flow is expected to be relatively stable and predictable due to the structure of the Facilities Lease Agreement. The annual base rental payments owed to ILM II Holding are $4,035,600 and will remain at that level for the remainder of the lease term. In addition, the Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation, as discussed further above, which became effective in January 1997.

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

    On June 7, 1999, the Company borrowed approximately $1.2 million under the construction loan facility to fund the pre-construction capital costs incurred through April 1999, of the potential expansions of the Senior Housing Facilities. As of May 31, 2000, approximately $7.6 million of the construction loan facility is unused and available.

    At May 31, 2000, the Company had cash and cash equivalents of $621,000 compared to $1,913,000 at August 31, 1999. Remaining cash amounts will be used for the working capital requirements of the Company, along with the possible investment in the properties owned by ILM II Holding for certain capital improvements, and for transaction costs associated with the merger. If the merger is not consummated, future capital improvements could be financed from operations or through borrowings, depending on the magnitude of the improvements, the availability of financing and the Company's incremental borrowing rate. The source of future liquidity and dividends to the Shareholders is expected to be through facilities lease payments from Lease II, interest income earned on invested cash reserves and proceeds from the future sales of the underlying operating investment properties. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis. The Company generally will be obligated to distribute annually at least 95% of its taxable income to its Shareholders in order to continue to qualify as a REIT under the Internal Revenue Code.

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

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED MAY 31, 2000 VERSUS THE NINE MONTHS ENDED MAY 31, 1999

         Net income increased $450,000 or 33.5% to $1,792,000 for the nine-month period ended May 31, 2000 compared to $1,342,000 for the nine-month period ended May 31, 1999. Total revenue was $4,116,000 representing an increase of $131,000, or 3.3%, compared to the same period of the prior year. Rental and other income increased $138,000 or 3.5%, to $4,084,000 for the nine-month period ended May 31, 2000, compared to $3,946,000 for the nine-month period ended May 31, 1999 due to increased rental income earned pursuant to the terms of the Facilities Lease Agreement. Total expenses decreased $319,000, or 12.1%, to $2,324,000 for the nine-month period ended May 31, 2000, compared to $2,643,000 for the nine-month period ended May 31, 1999. This overall decrease in expenses is primarily attributable to a $313,000 or 23.4% decrease in professional fees due to a decrease in the use of financial and advisory professionals who were engaged to assist the Company with the agreement and plan of merger with Capital Senior Living Corporation (as discussed in Note 1 to the financial statements) as well as decreased legal fees associated with the construction loan facility. The $53,000 or 20.8% decrease in general and administrative expenses to $202,000 for the nine-month period ended May 31, 2000, from $255,000 for the same period last year, is due to a variety of factors including decreased Director and Officer insurance costs of $13,000 or 11.2%; a $44,000 or 85.9% decrease in miscellaneous expense and a $7,000 or 39.1% decrease in investor servicing offset by a $17,049 increase in state tax payments; and minor increases and decreases in other general and administrative costs.

FOR THE THREE MONTHS ENDED MAY 31, 2000 VERSUS THE THREE MONTHS ENDED
MAY 31, 1999

         Net income increased $245,000 or 79.3% to $554,000 for the third quarter ended May 31, 2000 compared to $309,000 for the third quarter ended May 31, 1999. Total revenue was $1,371,000 representing an increase of $61,000 or 4.7%, compared to the same period of the prior year. Rental and other income increased $62,000 or 4.8%, to $1,364,000 for the quarter ended May 31, 2000, compared to $1,302,000 for the quarter ended May 31, 1999, due to increased rental income earned pursuant to the terms of the Facilities Lease Agreement. Total expenses decreased $184,000, or 18.4%, to $817,000 for the three-month period ended May 31, 2000, compared to $1,001,000 for the three-month period ended May 31, 1999. This decrease in expenses is primarily attributable to a $211,000 or 36.8% decrease in professional fees due to a decrease in the use of financial and advisory professionals who were engaged to assist the Company with the agreement and plan of merger with Capital Senior Living Corporation (as discussed in Note 1 to the financial statements) as well as decreased legal fees associated with the construction loan facility. These decreases were offset by minor increases in other expenses, including general and administrative costs.

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

                            PART II-OTHER INFORMATION


ITEM 1. THROUGH 5.     NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:     27.  Financial Data Schedule

(b) Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated June 2, 2000, reporting (1) the impending termination of the Facilities Lease Agreement between the Company and ILM II Lease Corporation; and (2) the Board of Director's decision regarding the declaration of dividends for the remainder of fiscal year 2000.

The Company filed a Current Report on Form 8-K dated April 18, 2000, reporting that the Company had entered into the First Amendment to the Amended and Restated Agreement and Plan of Merger dated October 19, 1999, with Capital Senior Living Corporation.

                           ILM II SENIOR LIVING, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         BY: ILM II SENIOR LIVING, INC.





                            By: /s/ J. WILLIAM SHARMAN, JR.
                               ----------------------------
                               J. William Sharman, Jr.
                               President and Director



Dated:  JULY 14,  2000
      --------------------