Form 10-K405
period 2000-08-31
ILM II SENIOR LIVING INC /VA
filed 2001-01-31
CIK 861880

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

           X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       --------          SECURITIES EXCHANGE ACT OF 1934


                     FOR FISCAL YEAR ENDED: AUGUST 31, 2000
                                       OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       --------   SECURITIES EXCHANGE ACT OF 1934 (NO FEE  REQUIRED)

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

           Securities registered pursuant to Section 12(g) of the Act:

                      SHARES OF COMMON STOCK $.01 PAR VALUE
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X No
                      ---    ---

Shares of common stock outstanding as of August 31, 2000: 5,181,236. The aggregate sales price of the shares sold was $51,812,356. This does not reflect market value. There is no current market for these shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

            DOCUMENTS                                    FORM 10-K REFERENCE
-------------------------------------                    -----------------------
Prospectus of registrant dated                           Parts II, Part IV
August 8, 1990, as supplemented
[33 Act filing #33-33857]

Current Report on Form 8-K/A                             Part IV
of registrant dated November 28, 2000

================================================================================

                           ILM II SENIOR LIVING, INC.

                                 2000 FORM 10-K

                                TABLE OF CONTENTS

PART I                                                                                                     PAGE
------                                                                                                     ----
Item         1        Business.............................................................................I-1

Item         2        Properties...........................................................................I-7

Item         3        Legal Proceedings....................................................................I-7

Item         4        Submission of Matters to a Vote of Security Holders..................................I-9


PART II
-------

Item         5        Market for the Registrant's Shares and Related
                         Stockholder Matters..............................................................II-1

Item         6        Selected Financial Data.............................................................II-3

Item         7        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations........................................................II-4

Item         8        Financial Statements and Supplementary Data........................................II-12

Item         9        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................................II-12


PART III
--------

Item        10        Directors and Executive Officers of the Registrant.................................III-1

Item        11        Executive Compensation.............................................................III-2

Item        12        Security Ownership of Certain Beneficial Owners and Management.....................III-2

Item        13        Certain Relationships and Related Transactions.....................................III-3


PART IV
--------

Item        14        Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................IV-1

Signatures            ....................................................................................IV-3

Index to Exhibits     ....................................................................................IV-4

Financial Statements and Supplementary Data........................................................F-1 to F-22

                           ILM II SENIOR LIVING, INC.

                                     PART I

ITEM 1. BUSINESS

         ILM II Senior Living, Inc. (the "Company"), formerly PaineWebber Independent Living Mortgage Inc. II, was incorporated on February 5, 1990 under the laws of the State of Virginia as a Virginia finite-life corporation for the purpose of making construction and participating mortgage loans secured by rental housing complexes for independent senior citizens ("Senior Housing Facilities"). On September 12, 1990, the Company sold to the public in a registered initial offering pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933 (Registration Statement No. 33-33857), 5,181,236 shares of common stock, $.01 par value. The Company received capital contributions of $51,812,356, of which $200,000 represented the sale of 20,000 shares to an affiliate at that time, PaineWebber Group, Inc. ("PaineWebber"). For discussion purposes, PaineWebber will refer to PaineWebber Group, Inc., and all affiliates that provided services to the Company in the past.

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

                           ILM II SENIOR LIVING, INC.

         ILM II Holding, a majority-owned subsidiary of the Company, now holds title to the five Senior Housing Facilities, which comprise the balance of the operating investment properties on the accompanying consolidated balance sheets, subject to certain mortgage loans payable to the Company. Such mortgage loans and the related interest expense are eliminated in the consolidation of the financial statements of the Company. The capital stock of ILM II Holding was originally owned by the Company and PaineWebber. ILM II Holding had issued 100 shares of Series A Preferred Stock to the Company in return for a capital contribution in the amount of $495,000 and had issued 10,000 shares of common stock to PaineWebber in return for a capital contribution in the amount of $5,000. The common stock represented approximately 99 percent of the voting power and 1 percent of the economic interest in ILM II Holding, while the preferred stock represented approximately 1 percent of the voting power and 99 percent of the economic interest in ILM II Holding.

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

         With this transfer completed, effective January 23, 1997, ILM II Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of a new class of non-voting, 8% cumulative preferred stock issued to the Company ("the Preferred Stock"). The number of authorized shares of preferred and common stock in ILM II Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. Since ILM II Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. The Company recorded the contribution of the Preferred Stock in ILM II Holding to the charitable organizations at the amount of the initial liquidation preference of $111,000. Such amount was included in general and administrative expenses in the consolidated statement of income for the year ended August 31, 1997. Cumulative dividends accrued as of August 31, 2000 and 1999, on the Preferred Stock in ILM II Holding totaled $32,000 and $23,000, respectively.

                           ILM II SENIOR LIVING, INC.

         As part of the fiscal 1994 Settlement Agreement with AHC, ILM II Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement. The management agreement with AHC was terminated in July 1996. Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the Company's existing Shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, ILM II Lease Corporation ("Lease II"), for the purpose of operating the Senior Housing Facilities under the terms of a facilities lease agreement (the "Facilities Lease Agreement"). All of the shares of capital stock of Lease II were distributed to the holders of record of the Company's common stock and the Senior Housing Facilities were leased to Lease II effective September 1, 1995. Lease II is a public company subject to the reporting obligations of the Securities and Exchange Commission. All responsibility for the day-to-day management of the Senior Housing Facilities, including administration of the property management agreement with AHC, was transferred to Lease II. On July 29, 1996, the management agreement with AHC was terminated and Lease II retained Capital Senior Management 2, Inc. ("Capital") to be the new property manager of its Senior Housing Facilities pursuant to a management agreement (the "Management Agreement"). Lawrence A. Cohen, who, through July 28, 1998, served as President, Chief Executive Officer and Director of the Company and a Director of Lease II, has also served in various management capacities at Capital Senior Living Corporation ("CSLC"), an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer of CSLC. As a result, through July 28, 1998, CSLC was considered a related party.

SALE OF 75% CO-TENANCY INTEREST IN VILLA SANTA BARBARA

         On August 15, 2000, the Company caused ILM II Holding to complete the sale of its 75% co-tenancy interest in its senior living facility located in Santa Barbara, California ("Villa Santa Barbara"), to CSLC for $10,143,750. In consideration for the sale, the Company received $9,543,750 in cash and CSLC contributed $600,000 toward the Company's outstanding construction loan debt and assumed certain then current transaction expenses of the Company in connection with the previously announced proposed merger contemplated by the Amended and Restated Agreement and Plan of Merger dated October 19, 1999, as amended on April 18, 2000, by and among the Company, CSLC and CSLC's wholly-owned acquisition subsidiary. The remaining 25% co-tenancy interest in Villa Santa Barbara was formerly owned by ILM Holding, Inc. ("Holding I"), a subsidiary of ILM Senior Living, Inc. ("ILM I") and was transferred to CSLC at the time the merger between ILM I and CSLC was consummated. A gain on the sale of approximately $6,160,000 has been recognized in the accompanying consolidated statement of income for the year ended August 31, 2000. It is anticipated that this gain will result in a built-in gain tax which would be reduced by available net operating loss carryforwards from the period when the Company was a so-called "C" Corporation (prior to the Company's conversion to a REIT for 1996).

AGREEMENT AND PLAN OF MERGER WITH CSLC

         On February 7, 1999, the Company entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, with CSLC, the corporate parent of Capital, and certain affiliates of CSLC. On April 18, 2000, the Company entered into a First Amendment to the Amended and Restated Agreement and Plan of Merger dated October 19, 1999. As stated in the April 18th amendment, if the merger is consummated, the Shareholders of the Company will receive all-cash merger consideration of approximately $13.04 per share compared to the previous merger consideration of $14.47 per share. In addition, the amended agreement requires CSLC to agree to pay the Company increased termination fees in certain circumstances. Further, the Company required CSLC to agree to reduce the amount of fees and expenses it would receive upon termination of the merger in certain circumstances.

                           ILM II SENIOR LIVING, INC.

         At a special meeting of Shareholders on June 22, 2000, holders of more than two-thirds of the outstanding shares of the Company's common stock voted in favor of approval of the proposed Amended and Restated Agreement and Plan of Merger dated October 19, 1999, as amended on April 18, 2000. Holders of Company common stock will have no dissenters' rights in the merger.

         The merger was scheduled to be consummated on or prior to September 30, 2000. In July 2000, CSLC reported to the Company that it had not obtained sufficient financing to complete the merger by September 30, 2000.

         On November 28, 2000, the Company extended until March 31, 2001 the outside termination date of its pending merger agreement with CSLC and entered into with CSLC a technical amendment to the merger agreement providing, among other things, that subject to the ILM II Board's fiduciary duties to Shareholders, CSLC will have until March 31, 2001 to obtain definitive financing sufficient for CSLC to complete the transaction.

         In connection with the amendment, CSLC agreed, after March 31, 2001, to a termination of all of its rights of first and last offer it may have with respect to the sale by the Company to a third party of its common stock, its ownership interest in ILM II Holding and/or the sale of the Company's senior living properties and assets, and to reduce from $1,858,200 to $1,000,000 the amount of certain termination fees payable by the Company to CSLC under certain limited circumstances. All other terms of the merger agreement remain in effect. The terms of the merger agreement require CSLC to pay the Company $1,540,000 if the merger does not occur on or before March 31, 2001, if the failure to consummate the transaction is due to CSLC's inability to obtain financing necessary to close the transaction.

         The pending merger agreement provides for consideration of $13.04 per share of the Company's outstanding common stock. In view of the sale in August 2000 to CSLC of the Company's interest in the Santa Barbara, California, senior living facility, in December 2000 the Company distributed the net proceeds of such sale on a pro rata basis in the form of a return of invested capital to Shareholders of record as of November 1, 2000. The aggregate cash distribution was approximately $9,800,000 and is equivalent to the payment of approximately $1.89 per share of the $13.04 per share of merger consideration. The remaining approximate $11.15 per share would be payable by CSLC to Shareholders of the Company upon completion of the merger in accordance with the merger agreement.

         There can be no assurance that CSLC will be able to obtain the requisite financing to complete the merger or, even if obtained, that the merger otherwise will be consummated.

         In connection with the proposed merger, the Company has agreed to cause ILM II Holding to cancel and terminate the Facilities Lease Agreement with Lease II on the date of consummation of the merger.

         On November 13, 2000, the Company's Board of Directors voted to extend the Facilities Lease Agreement on a month-to-month basis beyond its original expiration date of December 31, 2000. On November 28, 2000, the Facilities Lease Agreement was extended through the earlier of the date on which the merger of the Company with CSLC is consummated or March 31, 2001, and on a month-to-month basis thereafter if the merger is not consummated by that time. The Facilities Lease Agreement was originally scheduled to expire on December 31, 2000.

                           ILM II SENIOR LIVING, INC.

         At August 31, 2000, through its consolidated subsidiary, the Company owned five Senior Housing Facilities (six at August 31, 1999, as Villa Santa Barbara was sold on August 15, 2000). The Company's investments as of August 31, 2000 are described below:

                                                                              YEAR
PROPERTY NAME                                                   DATE OF     FACILITY    RENTABLE       RESIDENT
AND LOCATION (1)                TYPE OF PROPERTY              INVESTMENT      BUILT     UNITS (2)   CAPACITIES (2)
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

         The Facilities Lease Agreement is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. The Facilities Lease Agreement was originally scheduled to expire on December 31, 2000, unless earlier terminated at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party but on November 13, 2000, was extended beyond its original expiration date on a month-to-month basis. On November 28, 2000, the Facilities Lease Agreement was extended through the earlier of the date on which the merger of the Company with CSLC is consummated or March 31, 2001, and on a month-to-month basis thereafter if the merger is not consummated by that time. Lease II paid annual base rent for the use of all of the Facilities in the aggregate amount of $3,995,586 per year ($4,035,600 per year in 1999). The reduction in base rent from the previous year is due to the sale of Villa Santa Barbara on August 15, 2000. Beginning September 1, 2000, annual base rent will be $3,555,427 (excluding Villa Santa Barbara). Lease II also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. For the years ended August 31, 2000, 1999 and 1998, variable rental income was $1,437,000, $1,261,000, and $984,000, respectively.

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

         Through June 18, 1997, and subject to the supervision of the Company's Board of Directors, assistance in the management of the business of the Company was provided by PaineWebber. PaineWebber resigned from this position effective as of June 18, 1997, although PaineWebber agreed to provide certain administrative services to the Company and its affiliates through August 31, 1997. Through the date of its resignation, PaineWebber performed the day-to-day operations of the Company and acted as the investment advisor and consultant for the Company. PaineWebber provided cash management, accounting, tax preparation, financial reporting, investor communications and relations as well as asset management services to the Company. These services are now being provided to the Company, subject to the supervision of the Company's Board of Directors, by various companies, advisors and consultants including Cohen & Steers, Greenberg Traurig, Fleet Bank, Ernst & Young LLP and MAVRICC Management Systems, Inc.

         There are currently three Directors of the Company, none of whom are affiliates of PaineWebber or Capital. The Directors are subject to removal by the vote of the holders of a majority of the outstanding shares of Company common stock.

                           ILM II SENIOR LIVING, INC.


ITEM 2.  PROPERTIES

         As of August 31, 2000, the Company has interests in the five operating properties referred to under Item 1 above (six operating properties in 1999, prior to the sale of Villa Santa Barbara on August 15, 2000), to which reference is made for the description, name and location of such properties.

         Average occupancy levels for each fiscal quarter during 2000, along with an average for the year are presented below for each property:

                                                                   AVERAGE QUARTERLY OCCUPANCY
                                            --------------------------------------------------------------------------
                                                                                                         FISCAL 2000
                                              11/30/99        2/29/00        5/31/00        8/31/00        AVERAGE
                                              --------        -------        -------        -------        -------
The Palms                                        89%              92%          92%            90%            91%

Crown Villa                                      95%              90%          89%            85%            90%

Overland Park Place                              94%              93%          92%            95%            94%

Rio Las Palmas                                   94%              92%          93%            93%            93%

The Villa at Riverwood                           88%              88%          84%            85%            86%


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

                           ILM II SENIOR LIVING, INC.

         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence A. Cohen, who, through July 28, 1998, was President, Chief Executive Officer, and Director of the Company; and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by Lease I and Lease II on behalf of Mr. Cohen totaled $229,000 as of August 31, 2000. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should pay reasonable legal fees and expenses incurred by Capital in the California litigation. As of August 31, 2000, the amount advanced to Capital by Lease I and Lease II for legal fees totaled approximately $563,000. No amounts were advanced during fiscal year 2000.

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

         On October 15, 1999, the parties entered into a Stipulation of Settlement and filed it with the Court, which approved the settlement, by order dated October 21, 1999. In issuing that order the Court entered a final judgment dismissing the action and all non-derivative claims of the settlement class against the defendants with prejudice. This litigation was settled at no cost to the Company and ILM I. As part of the settlement, CSLC increased its proposed merger consideration payable to the Company and ILM I shareholders and was also responsible for a total of approximately $1.1 million in plaintiffs' attorneys fees and expenses upon consummation of the proposed mergers. If the proposed mergers were not consummated and if the Company or ILM I were to consummate an extraordinary transaction with a third party, then the Company and ILM I would be responsible for the plaintiffs' attorneys fees and expenses.

         On August 15, 2000, the merger of ILM I with CSLC was consummated. If the proposed merger of the Company and CSLC is not consummated, and if the Company were to consummate an extraordinary transaction with a third party, then the Company would be responsible for the Company's share of the plaintiff's attorney's fees and expenses.

                           ILM II SENIOR LIVING, INC.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                           ILM II SENIOR LIVING, INC.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S SHARES AND RELATED STOCKHOLDER MATTERS

         During the public offering period, which commenced August 8, 1990 and ended May 10, 1991, the selling price of the shares of common stock was $10 per share. At August 31, 2000 there were 3,039 record holders of the Company's shares. There is no public market for the resale of the shares, and it is not anticipated that a public market will develop. While shares of the Company were designed for long-term holding, they may possibly be traded through a secondary market resale. The shares do not trade on an established exchange and the only market that has developed is an informal secondary market; therefore little resale activity occurs. Although PaineWebber and others may endeavor to assist Shareholders desiring to sell their shares by attempting to match requests to sell shares with requests to purchase shares, such transfers are not expected to be frequent. In addition, the Company's Articles of Incorporation restrict ownership of more than 9.8% of the Company's outstanding shares by one investor. These restrictions are designed to ensure that the Company does not violate certain share accumulation restrictions imposed by the Internal Revenue Code on REITs.

         Through the dividend payment made on April 15, 2000, for the quarter ended February 29, 2000, the Company made quarterly distributions, payable within 45 days after the end of each fiscal quarter, to Shareholders of record on the record date for such quarter as determined by the Directors. On November 13, 2000, the Company's board of directors voted to (1) reinstate the payment of regular quarterly dividends to shareholders with the dividend for the quarter ending November 30, 2000, which is scheduled to be paid on January 15, 2001; and
(2) distribute to shareholders the net proceeds from the sale of the Company's 75% interest in Villa Santa Barbara. The Company intends to make distributions to Shareholders in an amount equal to at least 95% of its taxable income in order to continue to qualify as a REIT. Reference is made to Item 6 below for the amount of cash dividends paid per share of common stock during fiscal year 2000.

         On August 15, 2000, the Company caused ILM II Holding to complete the sale of its 75% co-tenancy interest in its senior living facility located in Santa Barbara, California ("Villa Santa Barbara"), to CSLC for $10,143,750. In consideration for the sale, the Company received $9,543,750 in cash and CSLC contributed $600,000 toward the Company's outstanding construction loan debt and assumed certain then current transaction expenses of the Company in connection with the previously announced proposed merger contemplated by the Amended and Restated Agreement and Plan of Merger dated October 19, 1999, as amended on April 18, 2000 (the "Merger Agreement"), by and among the Company, CSLC and CSLC's wholly-owned acquisition subsidiary. The remaining 25% co-tenancy interest in Villa Santa Barbara was formerly owned by ILM Holding, Inc. ("Holding I"), a subsidiary of ILM Senior Living, Inc. ("ILM I") and was transferred to CSLC at the time the merger between ILM I and CSLC was consummated. A gain on the sale of approximately $6,160,000 has been recognized in the accompanying consolidated statement of income for the year ended August 31, 2000. It is anticipated that this gain will result in a built-in gain tax which would be reduced by available net operating loss carryforwards from the period when the Company was a so-called "C" Corporation (prior to the Company's conversion to a REIT for 1996).

         On February 7, 1999, the Company entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, with CSLC, the corporate parent of Capital, and certain affiliates of CSLC. On April 18, 2000, the Company entered into a First Amendment to the Amended and Restated Agreement and Plan of Merger dated October 19, 1999. As stated in the April 18th amendment, if the merger is consummated, the Shareholders of the Company will receive all-cash merger consideration of approximately $13.04 per share compared to the previous merger consideration of $14.47 per share. In addition, the amended agreement requires CSLC to agree to pay the Company increased termination fees in certain circumstances. Further, the Company required CSLC to agree to reduce the amount of fees and expenses it would receive upon termination of the merger in certain circumstances.

                           ILM II SENIOR LIVING, INC.



ITEM 5. MARKET FOR THE REGISTRANT'S SHARES AND RELATED STOCKHOLDER MATTERS (continued)

         At a special meeting of Shareholders on June 22, 2000, holders of more than two-thirds of the outstanding shares of the Company's common stock voted in favor of approval of the proposed Amended and Restated Agreement and Plan of Merger dated October 19, 1999, as amended on April 18, 2000. Holders of Company common stock will have no dissenters' rights in the merger.

         The merger was scheduled to be consummated on or prior to September 30, 2000. In July 2000, CSLC reported to the Company that it had not obtained sufficient financing to complete the merger by September 30, 2000.

         On November 28, 2000, the Company extended until March 31, 2001 the outside termination date of its pending merger agreement with CSLC and entered into with CSLC a technical amendment to the merger agreement providing, among other things, that subject to the ILM II Board's fiduciary duties to Shareholders, CSLC will have until March 31, 2001 to obtain definitive financing sufficient for CSLC to complete the transaction.

         In connection with the amendment, CSLC agreed, after March 31, 2001 to a termination of all of its rights of first and last offer it may have with respect to the sale by the Company to a third party of its common stock, its ownership interest in ILM II Holding and/or the sale of the Company's senior living properties and assets, and to reduce from $1,858,200 to $1,000,000 the amount of certain termination fees payable by the Company to CSLC under certain limited circumstances. All other terms of the merger agreement remain in effect. The terms of the merger agreement require CSLC to pay the Company $1,540,000 if the merger does not occur on or before March 31, 2001 if the failure to consummate the transaction is due to CSLC's inability to obtain financing necessary to close the transaction.

         The pending merger agreement provides for consideration of $13.04 per share of the Company's outstanding common stock. In view of the sale in August 2000 to CSLC of the Company's interest in the Santa Barbara, California senior living facility, in December 2000 the Company distributed the net proceeds of such sale on a pro rata basis in the form of a return of invested capital to Shareholders of record as of November 1, 2000. The aggregate cash distribution was approximately $9,800,000 and is equivalent to the payment of approximately $1.89 per share of the $13.04 per share of merger consideration. The remaining approximate $11.15 per share would be payable by CSLC to Shareholders of the Company upon completion of the merger in accordance with the merger agreement.

         There can be no assurance that CSLC will be able to obtain the requisite financing to complete the merger or, even if obtained, that the merger otherwise will be consummated.

                           ILM II SENIOR LIVING, INC.

ITEM 6.  SELECTED FINANCIAL DATA

                           ILM II SENIOR LIVING, INC.
         For the years ended August 31, 2000, 1999, 1998, 1997 and 1996
                  (Dollars in thousands, except per share data)


                                                      2000         1999         1998         1997(1)        1996
                                                      ----         ----         -----        -------        ----
   Revenues                                            $5,458        $5,321      $ 5,065     $  4,515     $       46

   Operating income (loss)                              2,549         1,697        2,907        2,184           (587)

   Gain on sale of Villa Santa Barbara                  6,160             -            -            -              -

   Equity in income from properties securing
     mortgage loans                                         -             -            -              -        2,674
                                                  -----------   -----------  -----------  -------------    ---------

   Net income                                          $8,709        $1,697     $  2,907     $  2,184       $  2,087
                                                       ======        ======     ========     ========       ========

   Earnings per share of common stock              $     1.68    $     0.32    $    0.56    $    0.42      $    0.40
                                                   ==========    ==========    =========    =========      =========

   Cash dividends paid per share of common stock   $     0.64    $     0.85    $    0.73    $    0.61      $    0.50
                                                   ==========    ==========    =========    =========      =========


                                                         2000          1999         1998         1997           1996
                                                         ----          ----         ----         ----           ----
   Total assets                                       $35,611       $31,376      $32,383      $33,355        $33,973
                                                      =======       =======      =======      =======        =======


   Shares outstanding                               5,181,236     5,181,236    5,181,236    5,181,236      5,181,236


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

                           ILM II SENIOR LIVING, INC.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         The Company offered shares of its common stock to the public from September 12, 1990 to May 10, 1991 pursuant to a Registration Statement filed under the Securities Act of 1933. Capital contributions of $51,812,356 were received by the Company (including $200,000 contributed by PaineWebber) and, after deducting selling expenses and offering costs and allowing for adequate cash reserves, approximately $42.9 million was available to be invested in participating first mortgage loans secured by Senior Housing Facilities. The Company originally invested the net proceeds of the initial public offering in six participating mortgage loans secured by Senior Housing Facilities located in five states. All of the loans made by the Company were originally with AHC. As previously reported, AHC defaulted on the regularly scheduled mortgage loan payments due to the Company on March 1, 1993. Its parent company, Angeles, subsequently filed for bankruptcy. In fiscal 1994, a Settlement Agreement was executed whereby ownership of the Senior Housing Facilities was transferred from AHC to certain designated affiliates of the Company which were majority owned by the Company. Subsequently, these affiliates were merged into ILM II Holding which is now a subsidiary of the Company. ILM II Holding holds title to the five Senior Housing Facilities (six Senior Housing Facilities in 1999, prior to the sale of Villa Santa Barbara on August 15, 2000) which comprise the balance of operating investment properties in the accompanying consolidated balance sheets, subject to certain mortgage loans payable to the Company. Such mortgage loans and the related interest expense are eliminated in the consolidation of the financial statements of the Company. As part of the fiscal 1994 Settlement Agreement with AHC, ILM II Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement. As discussed further below, the management agreement with AHC was terminated in July 1996.

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

         The Facilities Lease Agreement is between the Company's consolidated affiliate, ILM II Holding, as owner of the properties and Lessor, and Lease II as Lessee. The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. The Facilities Lease Agreement was originally scheduled to expire on December 31, 2000, unless earlier terminated at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party but on November 13, 2000, was extended beyond its original expiration date on a month-to-month basis. On November 28, 2000, the Facilities Lease Agreement was extended through the earlier of the date on which the merger of the Company with CSLC is consummated or March 31, 2001, and on a month-to-month basis thereafter if the merger is not consummated by that time. Lease II paid annual base rent for the use of all of the Facilities in the aggregate amount of $3,995,586 per year ($4,035,600 per year in 1999). The reduction in base rent from the previous year is due to the sale of Villa Santa Barbara on August 15, 2000. Beginning September 1, 2000, annual base rent will be $3,555,427 (excluding Villa Santa Barbara). Lease II also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rental income related to fiscal years 2000, 1999, and 1998 was $1,437,000, $1,261,000, and
$984,000, respectively.

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

         The Company completed its restructuring plans by converting ILM II Holding to a REIT for tax purposes. In connection with these plans, on November 21, 1996, the Company requested that PaineWebber sell all of the stock held in ILM II Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM II Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM II Holding was completed at an agreed upon fair value of $40,000. With this transfer completed, effective January 23, 1997, ILM II Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of non-voting, 8% cumulative preferred stock issued to the Company (the "Preferred Stock"). The number of authorized shares of preferred stock and common stock in ILM II Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock will accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. Since ILM II Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. The Company recorded the contribution of the Preferred Stock in ILM II Holding to the charitable organizations at the amount of the initial liquidation preference of $111,000. Such amount is included in general and administrative expense in the accompanying consolidated statement of income for the year ended August 31, 1997. Cumulative dividends accrued as of August 31, 2000 and 1999, on the preferred stock in ILM II Holding totaled approximately $32,000 and $23,000, respectively.

         Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM II Holding to a REIT would not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the properties were to be held for a period of at least ten years from the date of the conversion of ILM II Holding to a REIT. However, since the end of the Company's original anticipated holding period as defined in the Articles of Incorporation is December 31, 2001, the properties may not be held for an additional ten years. Based on management's current estimate of the increase in the values of the Senior Housing Facilities which occurred between April 1994 and January 1996, as supported by independent appraisals, a sale of the Senior Housing Facilities within ten years of the date of the conversion of ILM II Holding to a REIT could result in a built-in gain tax of as much as $2.5 million, which could be reduced by approximately $270,000, using available net operating loss carryforwards of ILM II Holding of approximately $780,000 that were incurred prior to its conversion to REIT status. ILM II Holding also has net operating losses that were incurred after its conversion to REIT status of approximately $4.2 million. The sale of the Company's interest in Villa Santa Barbara resulted in the recognition of a built-in gain of approximately $600,000, which was offset by pre-conversion net operating losses. As of August 31, 2000, the potential built-in gain tax relating to the Senior Housing Facilities is as much as $2.3 million, which could be further reduced by approximately $50,000, using the remaining available pre-conversion net operating loss

                           ILM II SENIOR LIVING, INC.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

carryforwards of ILM II Holding of approximately $150,000. To avoid this built-in gain tax, the Directors are prepared at the appropriate time to recommend to the Shareholders an amendment to the Articles of Incorporation to extend the Company's scheduled liquidation date. Based upon advice from the Company's financial advisors, commencing in 1996, the Company has acted as though it had made an election in its 1996 tax return to allow the Company to avoid a corporate level tax upon its conversion from a C-Corporation to a Real Estate Investment Trust. Because proof of a formal election has not been obtained, the Company is pursuing administrative relief with the Internal Revenue Service to ensure the availability of the benefits of this election. Although the Company believes that it had a legitimate basis to make this election, in part, based upon the advice of its financial advisors, ultimate resolution of this matter is at the discretion of the Internal Revenue Service. If unsuccessful, the Company could be liable for up to $2.7 million of additional penalties and interest.

         ILM II Holding has acquired the respective operating properties subject to, and assumed the obligations under, the mortgage loans payable to the Company, pursuant to the 1997 Settlement Agreement with AHC. The principal balance of each loan was modified to reflect the estimated fair value of the related operating property as of the date of the transfer of ownership. The modified loans require interest-only payments on a monthly basis at a rate of 7% from April 1, 1994 through December 1, 1994, 9% for the period January 1 through December 31, 1995, 11% for the period January 1 through December 31, 1996, 12% for the period January 1 through December 31, 1997, 13% for the period January 1 through December 31, 1998, 13.5% for the period January 1, 1999 through December 31, 1999 and 14% for the period January 1, 2000 through maturity. Since ILM II Holding is consolidated with the Company in the accompanying consolidated financial statements for fiscal years 2000 and 1999, the mortgage loans and related interest expense have been eliminated in consolidation.

         Because the ownership of the assets of ILM II Holding was expected to be transferred to the Company or its wholly-owned subsidiary, ILM II Holding was capitalized with funds to provide it with working capital only for a limited period of time. At the present time, ILM II Holding is not expected to have sufficient cash flow during fiscal year 2001 to (i) meet its obligations to make the debt service payments due under the loans and (ii) pay for capital improvements and structural repairs in accordance with the terms of the Facilities Lease Agreement. Although ILM II Holding is not expected to fully fund its scheduled debt service payments to the Company, the current values of the Senior Housing Facilities are well in excess of the mortgage principal amounts plus accrued interest at August 31, 2000. As a result, the Company is expected to recover the full amount that would be due under the loans upon the sale of the Senior Housing Facilities.

         Lease II has retained Capital to be the property manager of the Senior Housing Facilities and the Company has guaranteed payment of all fees due to Capital pursuant to the Management Agreement which commenced on July 29, 1996. Lawrence A. Cohen, who, through July 28, 1998, served as President, Chief Executive Officer and Director of the Company and a Director of Lease II, has also served in various management capacities at CSLC, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer of CSLC. As a result, through July 28, 1998, CSLC was considered a related party. Under the terms of the Management Agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital also earns an incentive management fee equal to 25% of the amount by which the net cash flow of the Senior Housing Facilities, as defined, exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount is increased based on the percentage increase in the Consumer Price Index as well as 15% of Senior Housing Facility expansion costs.

                           ILM II SENIOR LIVING, INC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence A. Cohen, who, through July 28, 1998, was President, Chief Executive Officer, and Director of the Company; and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by Lease I and Lease II on behalf of Mr. Cohen totaled $229,000 as of August 31, 2000. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should pay reasonable legal fees and expenses incurred by Capital in the California litigation. As of August 31, 2000, the amount advanced to Capital by Lease I and Lease II for legal fees totaled approximately $563,000. No amounts were advanced during fiscal year 2000.

                           ILM II SENIOR LIVING, INC.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         The occupancy levels of the five Senior Housing Facilities in which the Company has invested (six Senior Housing Facilities in 1999 prior to the sale of Villa Santa Barbara on August 15, 2000) averaged 91% and 94% for the fiscal years ended August 31, 2000 and 1999, respectively. The Company's net operating cash flow is expected to be relatively stable and predictable due to the structure of the Facilities Lease Agreement. The annual base rental payments owed to ILM II Holding, excluding Villa Santa Barbara, will be $3,555,427 beginning September 1, 2000, and will remain at that level for the remainder of the lease term, including any month-to-month extensions of the lease. In addition, the Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation, as discussed further above, which became effective in January 1997. Accordingly, ILM II Holding received variable rent payments in fiscal 2000, 1999, and 1998 in the amounts of $1,437,000, $1,261,000, and $984,000, respectively.

         The Company has been pursuing the potential for future expansion of several of the Senior Housing Facilities which are located in areas that have particularly strong markets for senior housing to increase cash flow and shareholder value. Potential expansion candidates include the facilities located in Omaha, Nebraska; St. Louis County, Missouri; and Fort Myers, Florida. During fiscal year 1999, approximately one acre of land located adjacent to the Omaha facility was acquired for approximately $135,000 and during fiscal year 1998, a one-half acre parcel of vacant land adjacent to the Stockton facility was purchased for approximately $136,000. Also included in land on the accompanying consolidated balance sheets are significant pre-construction design and planning costs incurred at existing facilities for possible future expansions. Although no expansion of the Stockton facility is being considered at this time, the additional land is providing needed parking spaces and improved access to the existing facility as well as future expansion potential since the completion of the parking lot during fiscal year 2000. The Fort Myers facility includes a vacant land parcel of approximately one and one-half acres, which could accommodate an expansion of the existing facility. Preliminary feasibility evaluations have been completed for all of these potential expansions and pre-construction design and construction-cost evaluations have been completed for expansions of the facilities located in Omaha and Fort Myers.

         To date, no construction has been started and expansion plans have been temporarily suspended pending the expected merger of the Company and CSLC. The Company will carefully evaluate the costs and benefits before proceeding with the construction of any of these expansions. Depending on the extent of any expansions deemed appropriate, such plans would result in the need for substantial capital.

         The Company secured a construction loan facility with a major bank that provides the Company with up to $8.8 million to fund the capital costs of the potential expansion programs. The construction loan facility is secured by a first mortgage of the Senior Housing Facilities and collateral assignment of the Company's leases of such Senior Housing Facilities. The loan was scheduled to expire on December 31, 2000, with possible extensions through September 29, 2003. Principal is due at expiration. Interest is payable at a rate equal to LIBOR plus 1.10% or Prime plus 0.5%. Loan origination costs in connection with this loan facility are being amortized over the life of the loan.

         On June 7, 1999, the Company borrowed approximately $1.2 million under the construction loan facility to fund the pre-construction capital costs incurred through April 1999, of the potential expansions of the Senior Housing Facilities. On August 16, 2000, the Company repaid approximately $600,000 of principal on the construction loan facility and the lender sold the loan to CSLC. As part of the transaction, the Company agreed that the term of the loan would not be extended beyond December 31, 2000. On November 28, 2000, the Company and CSLC agreed that the maturity date of the loan would be extended until the date on which the merger of the Company with CSLC is consummated or the date on which the merger agreement is terminated, whichever occurs first. Amounts outstanding under the loan at August 31, 2000, were approximately $600,000 and $8.2 million of the construction loan facility is unused and available.

                           ILM II SENIOR LIVING, INC.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         At August 31, 2000, the Company had cash and cash equivalents of $11,258,000 compared to $1,913,000 at August 31, 1999. The increase in cash of approximately $9,345,000 is due to proceeds received from the sale of the Company's interest in Villa Santa Barbara to CSLC on August 15, 2000. Such amounts will be used for the working capital requirements of the Company, along with the possible investment in the properties owned by the Company's consolidated affiliate for certain capital improvements, and for dividends to the Shareholders. Future capital improvements could be financed from operations or through borrowings, depending on the magnitude of the improvements, the availability of financing and the Company's incremental borrowing rate. The source of future liquidity and dividends to the Shareholders is expected to be through facilities lease payments from Lease II, interest income earned on invested cash reserves and proceeds from the future sales of the underlying operating investment properties. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis. The Company generally will be obligated to distribute annually at least 95% of its taxable income to its Shareholders in order to continue to qualify as a REIT under the Internal Revenue Code.


MARKET RISK

    The Company believes its market risk is immaterial.

                           ILM II SENIOR LIVING, INC.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

2000 COMPARED TO 1999

         Net income increased $7,012,000, or 413.2%, to $8,709,000 for the fiscal year ended August 31, 2000, compared to $1,697,000 for the fiscal year ended August 31, 1999 due mainly to the $6,160,000 gain on sale resulting from the Sale of Villa Santa Barbara. Total revenue was $5,458,000 for fiscal year 2000, representing an increase in revenue of $137,000, or 2.6%, compared to total revenue of $5,321,000 for fiscal year 1999. Rental and other income increased $136,000, or 2.6%, to $5,401,000 from $5,265,000 last year, due to increased rental income earned pursuant to the terms of the Facilities Lease Agreement. Interest income increased $1,000, or 1.8%, to $57,000 for the year ended August 31, 2000, compared to $56,000 for the same period last year, primarily due to an increase in cash and cash equivalents after the sale of the Company's interest in Villa Santa Barbara on August 15, 2000. Total expenses decreased $715,000, or 19.7%, to $2,909,000 for the fiscal year ended August 31, 2000, compared to $3,624,000 for the fiscal year ended August 31, 1999. This decrease in expenses is primarily attributable to decreased professional fees of $641,000, or 36.1%. General and administrative expenses decreased $50,000 to $294,000, or 14.5%, for the fiscal year ended August 31, 2000, compared to $344,000 for the same period last year, due to a variety of factors including decreased printing costs of $68,000; decreased miscellaneous costs of $45,000 or 82.5% offset by a $47,000 or 34.75% increase in Director's & Officer's insurance and increased postage and mailing costs of $11,000 or 41.8% due to increased communication with Shareholders and regulatory authorities due to the proposed merger with CSLC. Depreciation expense decreased $45,000 or 3.6% due mainly to the Company's sale of its co-tenancy interest in Villa Santa Barbara on August 15, 2000.

1999 COMPARED TO 1998

         Net income decreased $1,210,000, or 41.6%, to $1,697,000 for the fiscal year ended August 31, 1999, compared to $2,907,000 for the fiscal year ended August 31, 1998. Total revenue was $5,321,000 for fiscal year 1999, representing an increase in revenue of $256,000, or 5.1%, compared to total revenue of $5,065,000 for fiscal year 1998. Rental and other income increased $277,000, or 5.6%, to $5,265,000 from $4,988,000 last year, due to increased rental income earned pursuant to the terms of the Facilities Lease Agreement. Interest income decreased $21,000, or 27.3%, to $56,000 for the year ended August 31, 1999, compared to $77,000 for the same period last year, primarily due to a decrease in cash and cash equivalents throughout most of fiscal year 1999. Total expenses increased $1,466,000, or 67.9%, to $3,624,000 for the fiscal year ended August 31, 1999, compared to $2,158,000 for the fiscal year ended August 31, 1998. This increase in expenses is primarily attributable to increased professional fees of $1,238,000, or 229.3%, due to increased legal, financial and advisory professionals who were engaged to assist the Company with the proposed agreement and plan of merger with CSLC, as discussed in Note 1 to the financial statements, and increased legal fees associated with finalizing the construction loan facility. General and administrative expenses increased $122,000 to $344,000, or 55.0%, for the fiscal year ended August 31, 1999, compared to $222,000 for the same period last year, due to a variety of factors including increased Director and Officer insurance costs of $87,000; increased printing costs of $58,000 primarily due to the potential merger transaction with CSLC; offset by a $58,000 decrease in postage and mailing costs and minor increases and decreases in other general and administrative costs. Directors' compensation decreased $28,000, or 25.2%, due to a decrease in the number of Board members.

                           ILM II SENIOR LIVING, INC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


INFLATION

         The Company completed its eighth full year of operations in fiscal 2000. The effects of inflation and changes in prices on the Company's operating results to date have not been significant. Inflation in future periods is likely to cause increases in the Company's expenses, which may be partially offset by increases in revenues from the Company's investments in the Senior Housing Facilities. Under the terms of the facilities lease, as discussed further above, the Company, through its consolidated affiliate, ILM II Holding, earned additional rental income based on increases in the gross revenues of the related operating properties beginning in January 1997. Such gross revenues may tend to rise with inflation since the rental rates on the tenant leases, which are short-term in nature, can be adjusted to keep pace with inflation as market conditions allow.

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

         (a) and (b) The names and ages of the Directors and Executive Officers of the Company during fiscal 1999 are as follows:

         NAME                             OFFICE                                   AGE             DATES OF OFFICE
         ----                             ------                                   ---             ---------------
         J. William Sharman, Jr.          President and Director                  60               6/9/90** - present
         Jeffry R. Dwyer                  Secretary and Director                  54               6/9/90*   - present
         Carl J. Schramm                  Director                                54               12/5/96   - present

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

         (d) The business experience of each of the Directors and Executive Officers of the Company is as follows:

         J. WILLIAM SHARMAN, JR. has served as a Director of the Company since its inception in 1990 and and was appointed President, succeeding Mr. Cohen, on July 28, 1998. Mr. Sharman is the Chairman of the Board and Chief Executive Officer of Lancaster Hotels and Resorts, Inc., a hotel management company. Mr. Sharman served for ten years as Chairman of the Board and President of The Lancaster Group, Inc., a real estate development firm based in Houston, Texas, which is the predecessor of Lancaster Hotel Management, L.C. and Bayou Equities, Inc. Mr. Sharman serves as a Director of Small Luxury Hotels, Ltd. of the United Kingdom, an international hotel marketing and reservations firm, and also serves on the Board of Trustees of St. Edwards University in Austin, Texas. Mr. Sharman also presently serves as a Director of Lease I and Lease II. He has a Bachelor of Science degree from the University of Notre Dame.


         JEFFRY R. DWYER has served as Secretary and a Director of the Company since its inception in 1990. Mr. Dwyer has been a shareholder of the law firm of Greenberg Traurig since June 1997. In May 1997, Greenberg Traurig began acting as Counsel to the Company and its affiliates. From 1993 to 1997, Mr. Dwyer was a partner with the law firm of Akin, Gump, Strauss, Hauer & Feld in the District of Columbia. Prior to joining Akin, Gump, Strauss, Hauer & Feld, Mr. Dwyer was a partner with the law firm of Morrison & Foerster from 1989 to 1993. Mr. Dwyer also presently serves as President, Secretary and Director of Lease I and Lease
II. Mr. Dwyer has written several law review articles and a major treatise on real estate financing and has taught Real Estate Planning as an Adjunct Professor at the Georgetown University Law Center. Mr. Dwyer graduated from Georgetown University and received his law degree from the Georgetown University Law Center.


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

         Based solely on its review of the copies of such forms received by it, the Company believes that, during the year ended August 31, 2000, there was compliance with all filing requirements applicable to its officers and directors and ten-percent beneficial holders.

ITEM 11. EXECUTIVE COMPENSATION

         The Company's Directors each receive an annual fee of $12,000 (except for J. William Sharman, Jr., President and Director, who receives $27,000) plus $500 for attending each Board of Directors meeting and reimbursement for expenses incurred in attending meetings and as a result of other work performed for the Company. Officers of the Company are not compensated. Jeffry R. Dwyer is a shareholder of and receives compensation from Greenberg Traurig, which acts as Counsel to the Company and its affiliates. The former officers of the Company who were also officers of PaineWebber received compensation from PaineWebber which indirectly related to services to the Company because the Company was required to pay certain fees to PaineWebber as described in Item 13. When PaineWebber resigned as advisor to the Companies, the former officers resigned effective the same date, therefore no services were provided by such persons subsequent to June 18, 1997. Lawrence A. Cohen, who was President, Chief Executive Officer and a Director of the Company until July 28, 1998, also received compensation from CSLC, an affiliate of Capital, a related party through July 28, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) As of the date hereof, no person of record owns or is known by the Company to own beneficially more than five percent of the outstanding shares of common stock of the Company.

         (b) The Directors and Officers of the Company do not have any direct or indirect ownership of shares of

         (c) There exists no arrangement, known to the Company, the operation of which may at a subsequent date result in a change in control of the Company other than the previously discussed Agreement and Plan of Merger with CSLC.


                                      III-2

                           ILM II SENIOR LIVING, INC.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Lease II has retained Capital to be the property manager of the Senior Housing Facilities, and the Company has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement which commenced on July 29, 1996. Lawrence A. Cohen, who, through July 28, 1998, served as President, Chief Executive Officer and Director of the Company and a Director of Lease II, has also served in various management capacities at CSLC, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive of CSLC. As a result, through July 28, 1998, CSLC was considered a related party. For the years ended August 31, 2000, 1999, and 1998, Capital earned property management fees from Lease II of $903,000, $980,000 and $899,000, respectively.

         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence A. Cohen, who, through July 28, 1998, was President, Chief Executive Officer and Director of the Company; and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by Lease I and Lease II on behalf of Mr. Cohen totaled $229,000 as of August 31, 2000. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should pay reasonable legal fees and expenses incurred by Capital in the California litigation. As August 31, 2000, the amount advanced to Capital by Lease I and Lease II for legal fees totaled approximately $563,000. No amounts were advanced during fiscal year 2000.

         On September 18, 1997, Lease II entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansion of several of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. The Company will reimburse Lease II for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the years ended August 31, 2000 and 1999, Capital Senior Development, Inc. earned fees from the Company of $0 and $15,000, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

         Jeffry R. Dwyer, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the years ended August 31, 2000 and 1999, Greenberg Traurig earned fees from the Company of $603,000 and $1,168,000, respectively.



                                      III-1

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

         (b) Subsequent to year end, the Company filed a Current Report on Form 8-K dated November 28, 2000, announcing that the Company extended until March 31, 2001, the outside termination date of its previously announced pending merger agreement with CSLC because CSLC was unable to obtain sufficient financing to complete the merger by September 30, 2000. The Company further announced its intention to resume paying quarterly cash dividends to holders of its common stock beginning in January 2001 and to distribute proceeds from the sale of the Company's co-tenancy interest in Villa Santa Barbara on December 15, 2000.

                  Subsequent to year end, the Company amended and restated its Current Report on Form 8-K originally filed with the Securities and Exchange Commission on August 30, 2000 and dated August 15, 2000, to clarify the transaction costs assumed by CSLC in connection with the previously announced proposed merger between the Company and CSLC and to file pro forma financial statements showing the effect of the sale of the Company's 75% co-tenancy interest in Villa Santa Barbara.

                  The Company filed a Current Report on Form 8-K dated August 15, 2000 announcing that it caused ILM II Holding, Inc. to sell its 75% co-tenancy interest in Villa Santa Barbara, its senior living facility located in Santa Barbara, California. In connection with the proposed merger, the Company also announced that it is in the process of seeking alternative financing necessary to close the transaction.

                  The Company filed a Current Report on Form 8-K dated July 26, 2000 announcing that the pending merger with CSLC would not be consummated because CSLC did not receive sufficient funds under existing financing commitments to complete the merger at this time.

                  The Company filed a Current Report on Form 8-K dated June 2, 2000, reporting (1) the impending termination of the Facilities Lease Agreement between the Company and ILM II Lease Corporation; and (2) the Board of Director's decision regarding the declaration of dividends for the remainder of fiscal year 2000.

                  The Company filed a Current Report on Form 8-K dated April 18, 2000, reporting that the Company had entered into the First Amendment to the Amended and Restated Agreement and Plan of Merger dated October 19, 1999, with CSLC.

                           ILM II SENIOR LIVING, INC.




ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

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


                                    ILM II SENIOR LIVING, INC.



                                    By:  /s/ J. WILLIAM SHARMAN, JR.
                                       --------------------------------
                                         J. William Sharman, Jr.
                                         President and Chief Executive Officer







Dated:  JANUARY 26, 2001
        ------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacity and on the dates indicated.




By:   /s/ J. WILLIAM SHARMAN, JR.              Date:  JANUARY 26, 2001
      ----------------------------------             ---------------------------
      J. William Sharman, Jr.
      Director



By:    /s/ JEFFRY R.  DWYER                    Date:  JANUARY 26, 2001
      ----------------------------------             ---------------------------
      Jeffry R. Dwyer
      Director



By:   /s/ CARL J. SCHRAMM                      Date:  JANUARY 26, 2001
      ----------------------------------             ---------------------------
      Carl J. Schramm
      Director

                           ILM II SENIOR LIVING, INC.

                           ANNUAL REPORT ON FORM 10-K
                                  ITEM 14(a)(3)
                           ILM II SENIOR LIVING, INC.

                                INDEX TO EXHIBITS



                                                                           PAGE NUMBER IN THE REPORT OR
EXHIBIT NO.                   DESCRIPTION OF DOCUMENT                      OTHER REFERENCE
------------------            -----------------------------------------    --------------------------------------
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

(13)                          Annual Reports to Stockholders               No Annual Report for the year ended
                                                                           August 31, 2000 has been sent to the
                                                                           Stockholders. An Annual Report will
                                                                           be sent to the Stockholders subsequent
                                                                           to this filing.


                           ILM II SENIOR LIVING, INC.


                           ANNUAL REPORT ON FORM 10-K
                         ITEM 14(a)(1) AND (2) AND 14(d)

                           ILM II SENIOR LIVING, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                  REFERENCE
ILM II SENIOR LIVING, INC.:
     Report of Independent Auditors                                                                  F-2

     Consolidated Balance Sheets as of August 31, 2000 and 1999                                      F-3

     Consolidated Statements of Income for the years ended August 31, 2000,
       1999 and 1998                                                                                 F-4

     Consolidated Statements of Changes in Shareholders' Equity for the years ended
       August 31, 2000, 1999 and 1998                                                                F-5

     Consolidated Statements of Cash Flows for the years ended August 31, 2000,
       1999 and 1998                                                                                 F-6

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

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Shareholders of
ILM II Senior Living, Inc.

         We have audited the accompanying consolidated balance sheets of ILM II Senior Living, Inc. and subsidiary, as of August 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ILM II Senior Living, Inc. and subsidiary, at August 31, 2000, and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                   ERNST & YOUNG LLP



Dallas, Texas
October 24, 2000
except for Notes 1 and 7, as to which the dates are November 28, 2000, and December 15, 2000, respectively

                           ILM II SENIOR LIVING, INC.



                           CONSOLIDATED BALANCE SHEETS
                            August 31, 2000 and 1999
                  (Dollars in thousands, except per share data)

                                                      ASSETS

                                                                                         2000                    1999
                                                                                      ------------           -----------
Operating investment properties, at cost:
   Land                                                                               $  4,522               $  5,664
   Building and improvements                                                            24,190                 27,957
   Furniture, fixtures and equipment                                                     3,856                  3,815
                                                                                      ---------              ---------
                                                                                        32,568                 37,436
   Less: accumulated depreciation                                                       (8,813)                (8,834)
                                                                                      ---------              ---------
                                                                                        23,755                 28,602

Mortgage placement fees                                                                  1,247                  1,425
Less:  accumulated amortization                                                         (1,106)                (1,108)
                                                                                      ---------              ---------
                                                                                           141                    317

Loan origination fees                                                                      144                    144
Less:  accumulated amortization                                                            (84)                   (42)
                                                                                      ---------              ---------
                                                                                            60                    102

Cash and cash equivalents                                                               11,258                  1,913
Accounts receivable - related party                                                        376                    337
Prepaid expenses and other assets                                                           15                     68
Deferred rent receivable                                                                     6                     37
                                                                                      ---------              ---------
                                                                                      $ 35,611               $ 31,376
                                                                                      =========              =========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                                                 $    121               $    219
Accounts payable - related party                                                            40                    527
Construction loan payable                                                                  570                  1,165
Preferred shareholders' minority interest in consolidated subsidiary                       143                    134
                                                                                      ----------            ----------
               Total liabilities                                                           874                  2,045

Commitments and contingencies

Shareholders' equity:
   Common stock, $0.01 par value, 12,500,000 shares authorized,
     5,181,236 shares issued and outstanding                                                52                    52
   Additional paid-in capital                                                           44,823                44,823
   Accumulated deficit                                                                 (10,138)              (15,544)
                                                                                      --------              --------
         Total shareholders' equity                                                     34,737                29,331
                                                                                      --------              --------
                                                                                      $ 35,611              $ 31,376
                                                                                      ========              ========

                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
               For the years ended August 31, 2000, 1999, and 1998
                  (Dollars in thousands, except per share data)

                                                                        2000              1999                 1998
                                                                      ---------         ---------           ---------
REVENUES:
   Rental and other income                                               $5,401            $5,265              $4,988
   Interest income                                                           57                56                  77
                                                                      ---------         ---------           ---------
                                                                          5,458             5,321               5,065

EXPENSES:
   Depreciation expense                                                   1,190             1,235               1,142
   Amortization expense                                                     184               184                 143
   General and administrative                                               294               344                 222
   Professional fees                                                      1,137             1,778                 540
   Director compensation                                                    104                83                 111
                                                                      ---------         ---------           ---------
                                                                          2,909             3,624               2,158
                                                                      ---------         ---------           ---------

OPERATING INCOME                                                          2,549             1,697               2,907

Gain on sale of Villa Santa Barbara                                       6,160                 -                   -
                                                                      ---------         ---------           ---------


NET INCOME                                                               $8,709            $1,697              $2,907
                                                                      =========         =========           =========


Earnings per share of common stock                                       $ 1.68            $ 0.32               $0.56
                                                                      =========         =========           =========

Cash dividends paid per share of common stock                            $ 0.64            $ 0.85               $0.73
                                                                      =========         =========           =========


         The above earnings and cash dividends paid per share of common stock are based upon the 5,181,236 shares outstanding during the year.






                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               For the years ended August 31, 2000, 1999 and 1998
                  (Dollars in thousands, except per share data)


                                              COMMON STOCK
                                             $.01 PAR VALUE                ADDITIONAL
                                             --------------                 PAID-IN           ACCUMULATED
                                        SHARES            AMOUNT            CAPITAL             DEFICIT              TOTAL
                                        ------            ------            -------             -------              -----
SHAREHOLDERS' EQUITY AT
 AUGUST 31, 1997                        5,181,236               $52            $44,823            $(11,988)           $32,887

Cash dividends paid                             -                 -                  -              (3,756)           (3,756)

Net income                                      -                 -                  -                2,907             2,907
                                     --------------       -----------       ------------        -------------      -------------

SHAREHOLDERS' EQUITY AT
AUGUST 31, 1998                         5,181,236                52             44,823             (12,837)            32,038

Cash dividends paid                             -                 -                  -              (4,404)           (4,404)

Net income                                      -                 -                  -               1,697             1,697
                                     --------------       -----------       ------------        -------------      -------------

SHAREHOLDERS' EQUITY AT
AUGUST 31, 1999                         5,181,236                52             44,823             (15,544)            29,331

Cash dividends paid                             -                 -                  -              (3,303)           (3,303)

Net income                                      -                 -                  -               8,709             8,709
                                     --------------       -----------       ------------        -------------      -------------

SHAREHOLDERS' EQUITY AT
AUGUST 31, 2000                         5,181,236               $52            $44,823            $(10,138)           $34,737
                                     ==============       ===========       ============        =============      ============





                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the years ended August 31, 2000, 1999, and 1998
                                 (In thousands)

                                                                 2000              1999             1998
                                                              ------------      ------------     ------------
Cash flows from operating activities:
   Net income                                                    $ 8,709           $ 1,697          $ 2,907
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Gain on Sale of Villa Santa Barbara                        (6,160)                -                -
       Depreciation and amortization                               1,374             1,419            1,285
       Charitable contribution of subsidiary's
         preferred stock and accrued dividends                         9                 9                9
       Changes in assets and liabilities:
         Accounts receivable - related party                         (39)              (64)            (122)
         Prepaid expenses and other assets                            53                86              (77)
         Deferred rent receivable                                     31                32               31
         Accounts payable - related party                           (487)              478             (205)
         Accounts payable and accrued expenses                       (98)               48               73
                                                               ----------         --------       ----------

              Net cash provided by operating activities            3,392             3,705            3,901
                                                                 -------           -------         --------

Cash flows provided by (used in) investing activities:
   Proceeds from sale of Santa Barbara                            10,144                 -                 -
   Additions to operating investment properties                     (288)             (377)            (538)
                                                                ---------         ---------        ---------
              Net cash provided by (used in) investing
                activities                                         9,856              (377)            (538)
                                                               ---------          ---------        ---------

Cash flows used in financing activities:
   Loan origination fees paid                                          -               (72)             (72)
   (Paydown of) proceeds from construction loan facility            (600)            1,165                -
   Cash dividends paid to shareholders                            (3,303)           (4,404)          (3,756)
                                                                 --------          --------         --------
              Net cash used in financing activities               (3,903)           (3,311)          (3,828)
                                                                 --------          --------         --------

Net increase (decrease) in cash and cash equivalents               9,345                17             (465)

Cash and cash equivalents, beginning of year                       1,913             1,896            2,361
                                                                 -------           -------         --------

Cash and cash equivalents, end of year                          $ 11,258           $ 1,913          $ 1,896
                                                                ========           =======          =======

Cash paid for state income taxes                               $      17         $      42       $        4
                                                               =========         =========       ==========

Cash paid for interest                                         $      60         $      11       $        -
                                                               =========         =========       ==========

                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.
                          Notes to Financial Statements

1. NATURE OF OPERATIONS, RESTRUCTURING, AND PROPOSED MERGER

         ILM II Senior Living, Inc. (the "Company), formerly PaineWebber Independent Living Mortgage, Inc. II, was organized as a corporation on February 5, 1990, under the laws of the State of Virginia. On September 12, 1990, the Company commenced a public offering of up to 10,000,000 shares of its common stock at $10 per share, pursuant to the final prospectus, as amended, incorporated into a Registration Statement filed on Form S-11 under the Securities Act of 1933 (Registration Statement No. 33-33857), (the "Prospectus"). The public offering terminated on May 10, 1991 with a total of 5,181,236 shares issued. The Company received capital contributions of $51,812,356, of which $200,000 represented the sale of 20,000 shares to an affiliate at that time, PaineWebber Group, Inc. ("PaineWebber"). For discussion purposes, PaineWebber will refer to PaineWebber Group, Inc. and all affiliates that provided services to the Company in the past.

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

                           ILM II SENIOR LIVING, INC.
                          Notes to Financial Statements




1.   NATURE OF OPERATIONS, RESTRUCTURING, AND PROPOSED MERGER (continued)

         ILM II Holding now holds title to the five remaining Senior Housing Facilities which comprise the balance of operating investment properties on the accompanying consolidated balance sheets, subject to certain mortgage loans payable to the Company. Such mortgage loans and the related interest expense are eliminated in the consolidation of the financial statements of the Company. The capital stock of ILM II Holding was originally owned by the Company and PaineWebber. ILM II Holding had issued 100 shares of Series A Preferred Stock to the Company in return for a capital contribution in the amount of $495,000 and had issued 10,000 shares of common stock to PaineWebber in return for a capital contribution in the amount of $5,000. The common stock represented approximately 99 percent of the voting power and 1 percent of the economic interest in ILM II Holding, while the preferred stock represented approximately 1 percent of the voting power and 99 percent of the economic interest in ILM II Holding.

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

         With this transfer completed, effective January 23, 1997, ILM II Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of a new class of nonvoting, 8% cumulative preferred stock issued to the Company (the "Preferred Stock"). The number of authorized shares of preferred and common stock in ILM II Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock will accrue at a rate of 8% per annum on the original $1,000 liquidation preference and will be cumulative from the date of issuance. Since ILM II Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. The Company recorded the contribution of the Preferred Stock in ILM II Holding to the charitable organizations at the amount of the initial liquidation preference of $111,000. Such amount is included in general and administrative expense on the accompanying income statement for the year ended August 31, 1997. Cumulative dividends accrued as of August 31, 2000 and 1999, on the preferred stock in ILM II Holding totaled approximately $32,000 and $23,000, respectively.

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

                           ILM II SENIOR LIVING, INC.
                    Notes to Financial Statements (continued)



1.       NATURE OF OPERATIONS, RESTRUCTURING, AND PROPOSED MERGER (CONTINUED)

         On August 15, 2000, the Company caused ILM II Holding to complete the sale of its 75% co-tenancy interest in its senior living facility located in Santa Barbara, California ("Villa Santa Barbara"), to Capital Senior Living Corporation ("CSLC") for $10,143,750. In consideration for the sale, the Company received $9,543,750 in cash and CSLC contributed $600,000 toward the Company's outstanding construction loan debt and assumed certain then current transaction expenses of the Company in connection with the previously announced proposed merger contemplated by the Amended and Restated Agreement and Plan of Merger dated October 19, 1999, as amended on April 18, 2000 (the "Merger Agreement"), by and among the Company, CSLC and CSLC's wholly-owned acquisition subsidiary. The remaining 25% co-tenancy interest in Villa Santa Barbara was formerly owned by ILM Holding, Inc. ("Holding I"), a subsidiary of ILM Senior Living, Inc. ("ILM I") and was transferred to CSLC at the time the merger between ILM I and CSLC was consummated. A gain on the sale of approximately $6,160,000 has been recognized in the accompanying consolidated statement of income for the year ended August 31, 2000. It is anticipated that this gain will result in a built-in gain tax which would be reduced by available net operating loss carryforwards from the period when the Company was a so-called "C" Corporation (prior to the Company's conversion to a Real Estate Investment Trust [REIT] for
1996).

         On February 7, 1999, the Company entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, with CSLC, the corporate parent of Capital, and certain affiliates of CSLC. On April 18, 2000, the Company entered into a First Amendment to the Amended and Restated Agreement and Plan of Merger dated October 19, 1999. As stated in the April 18th amendment, if the merger is consummated, the Shareholders of the Company will receive all-cash merger consideration of approximately $13.04 per share compared to the previous merger consideration of $14.47 per share. In addition, the amended agreement requires CSLC to agree to pay the Company increased termination fees in certain circumstances. Further, the Company required CSLC to agree to reduce the amount of fees and expenses it would receive upon termination of the merger in certain circumstances.

         At a special meeting of Shareholders on June 22, 2000, holders of more than two-thirds of the outstanding shares of the Company's common stock voted in favor of approval of the proposed Amended and Restated Agreement and Plan of Merger dated October 19, 1999, as amended on April 18, 2000. Holders of Company common stock will have no dissenters' rights in the merger.

         The merger was scheduled to be consummated on or prior to September 30, 2000. In July 2000, CSLC reported to the Company that it had not obtained sufficient financing to complete the merger by September 30, 2000.

         On November 28, 2000, the Company extended until March 31, 2001 the outside termination date of its pending merger agreement with CSLC and entered into with CSLC a technical amendment to the merger agreement providing, among other things, that subject to the ILM II Board's fiduciary duties to Shareholders, CSLC will have until March 31, 2001 to obtain definitive financing sufficient for CSLC to complete the transaction.

                           ILM II SENIOR LIVING, INC.
                    Notes to Financial Statements (continued)


1.    NATURE OF OPERATIONS, RESTRUCTURING, AND PROPOSED MERGER (CONTINUED)

         In connection with the amendment, CSLC agreed, after March 31, 2001 to a termination of all of its rights of first and last offer it may have with respect to the sale by the Company to a third party of its common stock, its ownership interest in ILM II Holding and/or the sale of the Company's senior living properties and assets, and to reduce from $1,858,200 to $1,000,000 the amount of certain termination fees payable by the Company to CSLC under certain limited circumstances. All other terms of the merger agreement remain in effect. The terms of the merger agreement require CSLC to pay the Company $1,540,000 if the merger does not occur on or before March 31, 2001 if the failure to consummate the transaction is due to CSLC's inability to obtain financing necessary to close the transaction.

         The pending merger agreement provides for consideration of $13.04 per share of the Company's outstanding common stock. In view of the sale in August 2000 to CSLC of the Company's interest in the Santa Barbara, California senior living facility, in December 2000 the Company distributed the net proceeds of such sale on a pro rata basis in the form of a return of invested capital to Shareholders of record as of November 1, 2000. The aggregate cash distribution was approximately $9,800,000 and is equivalent to the payment of approximately $1.89 per share of the $13.04 per share of merger consideration. The remaining approximate $11.15 per share would be payable by CSLC to Shareholders of the Company upon completion of the merger in accordance with the merger agreement.

         There can be no assurance that CSLC will be able to obtain the requisite financing to complete the merger or, even if obtained, that the merger otherwise will be consummated.

         In connection with the proposed merger, the Company has agreed to cause ILM II Holding to cancel and terminate the Facilities Lease Agreement with Lease II on the date of consummation of the merger. As noted above, the Facilities Lease Agreement was scheduled to expire on December 31, 2000.

         On November 13, 2000, the Company's Board of Directors voted to extend the Facilities Lease Agreement on a month-to-month basis beyond its original expiration date of December 31, 2000. On November 28, 2000, the Facilities Lease Agreement was extended through the earlier of the date on which the merger of the Company with CSLC is consummated or March 31, 2001, and on a month-to-month basis thereafter if the merger is not consummated by that time.

2.    USE OF ESTIMATES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of August 31, 2000 and 1999 and revenues and expenses for each of the three years in the period ended August 31, 2000. Actual results could differ from the estimates and assumptions used.

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

Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM II Holding to a REIT would not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the properties were to be held for a period of at least 10 years from the date of the conversion of ILM II Holding to a REIT. However, since the end of the Company's original anticipated holding period as defined in the Articles of Incorporation is December 31, 2001, the Senior Housing Facilities might not be held for an additional 10 years. Based on management's estimate of the increase in the values of the Senior Housing Facilities which occurred between April 1994 and January 1996, as supported by independent appraisals, a sale of the Senior Housing Facilities within ten years of the the date of the conversion of ILM II Holding to a REIT could result in a built-in gain tax of as much as $2.5 million, which could be reduced by approximately $270,000, using available net operating loss carryforwards of ILM II Holding of approximately $780,000 that were incurred prior to its conversion to REIT status. ILM II Holding also has net operating losses that were incurred after its conversion to REIT status of approximately $4.2 million. The sale of the Company's interest in Villa Santa Barbara resulted in the recognition of a built-in gain of approximately $600,000, which was offset by pre-conversion net operating losses. As of August 31, 2000, the potential built-in gain tax relating to the Senior Housing Facilities is as much as $2.3 million, which could be further reduced by approximately

                           ILM II SENIOR LIVING, INC.
                    Notes to Financial Statements (continued)



2. USE OF ESTIMATES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


$50,000, using the remaining available pre-conversion net operating loss carryforwards of ILM II Holding of approximately $150,000. To avoid this built-in gain tax, the Directors are prepared at the appropriate time to recommend to the Shareholders an amendment to the Articles of Incorporation to extend the Company's scheduled liquidation date. Based upon advice from the Company's financial advisors, commencing in 1996, the Company has acted as though it had made an election in its 1996 tax return to allow the Company to avoid a corporate level tax upon its conversion from a C-Corporation to a Real Estate Investment Trust. Because proof of a formal election has not been obtained, the Company is pursuing administrative relief with the Internal Revenue Service to ensure the availability of the benefits of this election. Although the Company believes that it had a legitimate basis to make this election, in part, based upon the advice of its financial advisors, ultimate resolution of this matter is at the discretion of the Internal Revenue Service. If unsuccessful, the Company could be liable for up to $2.7 million of additional penalties and interest.

The Company's consolidated subsidiary, ILM II Holding, has incurred losses for tax purposes since inception. Neither the Company nor ILM II Holding is likely to be able to use these losses to offset future tax liabilities other than the built-in gain tax above. Accordingly, no income tax benefit is reflected in these consolidated financial statements.

The Company reports on a calendar year basis for income tax purposes. All distributions during calendar years 2000, 1999 and 1998 were ordinary taxable dividends except that 14.01% of distributions for 1999 represented a return of capital.

C.   CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less.

D.   OPERATING INVESTMENT PROPERTIES

Operating investment properties are carried at the lower of cost, reduced by accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the owner's investment through expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its current market value, as determined on a discounted basis. None of the operating investment properties were held for sale as of August 31, 2000 or 1999. Depreciation expense is provided on a straight-line basis using an estimated useful life of 40 years for the buildings and improvements and five years for the furniture, fixtures and equipment.

The Company reviews the carrying value of a long-lived asset if facts and circumstances suggest that it may be impaired or that the amortization period may need to be changed. The Company considers external factors relating to the long-lived asset, including occupancy trends, local market developments, changes in payments, and other publicly available information. If these external factors indicate the long-lived asset will not be recoverable, based upon undiscounted cash flows of the long-lived asset over its remaining life, the carrying value of the long-lived asset will be reduced by the estimated shortfall of discounted cash flows. The Company does not believe there are any indicators that would require an adjustment to the carrying value of its long-lived assets or their remaining useful lives as of August 31, 2000.

                           ILM II SENIOR LIVING, INC.
                    Notes to Financial Statements (continued)



2. USE OF ESTIMATES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Mortgage placement fees at August 31, 2000 of $1,247,000 ($1,425,000 at August 31, 1999) were incurred by the Company and these fees are included in the accompanying consolidated balance sheets. The $178,000 reduction in mortgage placement fees at August 31, 2000 is due to the sale of Villa Santa Barbara on August 15, 2000, as more fully explained in Footnote 1. Accumulated amortization of mortgage placement fees at August 31, 2000 and 1999 was $1,106,000 and $1,108,000, respectively. At August 31, 2000 and 1999, loan origination fees of $144,000 relating to the construction loan facility (see Note 6) are included on the accompanying consolidated balance sheet. These fees are being amortized to expense on a straight-line basis over the term of the loan. Accumulated amortization of loan origination fees at August 31, 2000 and 1999 was $84,000 and $42,000, respectively. Capitalized interest at August 31, 2000 and 1999 was $79,000 and $17,000, respectively.

E. RENTAL REVENUES

In fiscal years 2000, 1999 and 1998, rental revenues consist of payments due from Lease II under the terms of the Facilities Lease Agreement described in
Note 4. Base rental income under the facilities lease is recognized on a straight-line basis over the term of the lease. Deferred rent receivable on the balance sheet as of August 31, 2000 and 1999 represents the difference between rental income on a straight-line basis and rental income received under the terms of the facilities lease.

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

                           ILM II SENIOR LIVING, INC.
                    Notes to Financial Statements (continued)


3. RELATED PARTY TRANSACTIONS

Lease II has retained Capital to be the property manager of the Senior Housing Facilities and the Company has guaranteed the payment of all fees due to Capital pursuant to a Management Agreement which commenced on July 29, 1996. Lawrence A. Cohen, who, through July 28, 1998, served as President, Chief Executive Officer and Director of the Company and a Director of Lease II, has also served in various management capacities at CSLC, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer of CSLC. As a result, through July 28, 1998, CSLC was considered a related party. For the years ended August 31, 2000, 1999, and 1998, Capital earned property management fees from Lease II of $903,000, $980,000 and $899,000, respectively.

On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence A. Cohen, who, through July 28, 1998, was President, Chief Executive Officer, and Director of the Company; and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by Lease I and Lease II on behalf of Mr. Cohen totaled $229,000 as of August 31, 2000. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should pay reasonable legal fees and expenses incurred by Capital in the California litigation. As of August 31, 2000 the amount advanced to Capital by Lease I and Lease II for legal fees totaled approximately $563,000. No amounts were advanced during fiscal year 2000.

On September 18, 1997, Lease II entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansion of several of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. The Company will reimburse Lease II for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the years ended August 31, 2000 and 1999, Capital Senior Development, Inc. earned fees from the Company of $0 and $15,000, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

Jeffry R. Dwyer, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the years ended August 31, 2000 and 1999, Greenberg Traurig received fees from the Company of $603,000 and $1,168,000, respectively.

ACCOUNTS RECEIVABLE - RELATED PARTY at August 31, 2000 and 1999 represents amounts due from an affiliated company, Lease II, for variable rent. ACCOUNTS PAYABLE - RELATED PARTY at August 31, 2000, includes $40,000 in expense reimbursements payable to Lease II. ACCOUNTS PAYABLE - RELATED PARTY at August 31, 1999, includes $50,000 of expense reimbursements payable to Lease II; $194,000 in variable rent received from Lease II in advance; and $283,000 in unbilled legal fees due to Greenberg Traurig, counsel to the Company and its affiliates and a related party, as described above.

                           ILM II SENIOR LIVING, INC.
                    Notes to Financial Statements (continued)


4. OPERATING INVESTMENT PROPERTIES SUBJECT TO FACILITIES LEASE

         As of August 31, 2000, the Company, through its consolidated affiliate, owned five Senior Housing Facilities (six Senior Housing Facilities at August 31, 1999) due to the sale of Villa Santa Barbara on August 15, 2000 (see Note
1). The name, location and size of the properties and the date that the Company made its initial investment in such assets are as set forth below:

                                                                                           YEAR
                                                             RENTABLE      RESIDENT      FACILITY   DATE OF
     NAME                         LOCATION                  UNITS (2)    CAPACITIES(2)     BUILT    INVESTMENT (1)
     ----                         --------                  ---------    -------------     -----    --------------
     The Palms                    Fort Myers, FL               205            255          1988         7/18/90

     Crown Villa                  Omaha, NE                     73            73           1992         4/25/91

     Overland Park Place          Overland Park, KS            141            153          1984          4/9/92

     Rio Las Palmas               Stockton, CA                 164            190          1988         5/14/92

     The Villa at Riverwood       St. Louis County, MO         120            140          1986         5/29/92


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

                           ILM II SENIOR LIVING, INC.
                    Notes to Financial Statements (continued)



4.  OPERATING INVESTMENT PROPERTIES SUBJECT TO FACILITIES LEASE (CONTINUED)

         As discussed in Note 1, effective April 1, 1994 each Property Company acquired the respective operating property subject to, and assumed the obligations, under the mortgage loan payable to the Company, pursuant to the Settlement Agreement with AHC. The principal balance on each loan was modified to reflect the estimated fair value of the related operating property as of the date of the transfer of ownership. The modified loans require interest-only payments on a monthly basis at a rate of 7% from April 1, 1994 through December 1, 1994, 9% for the period January 1 through December 31, 1995, 11% for the period January 1 through December 31, 1996, 12% for the period January 1 through December 31, 1997, 13% for the period January 1 through December 31, 1998, 13.5% for the period January 1, 1999 through December 31, 1999 and 14% for the period January 1, 2000 through maturity. In August 1995, each of the Property Companies was merged into ILM II Holding. As a result, ownership of the Senior Housing Facilities, as well as the obligation under the loans, is now held by ILM II Holding, and the Property Companies no longer exist as separate legal entities. Since ILM II Holding is consolidated with the Company in the accompanying financial statements for fiscal 2000 and 1999, the mortgage loans and related interest expense have been eliminated in consolidation.

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

         The Facilities Lease Agreement is between the Company's consolidated subsidiary, ILM II Holding, as owner of the Senior Housing Facilities and Lessor, and Lease II as Lessee. The Lessor has the right to terminate the Facilities Lease Agreement as to any property sold by the Lessor as of the date of such sale. The Facilities Lease Agreement is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. The Facilities Lease Agreement was originally scheduled to expire on December 31, 2000, unless earlier terminated at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party, but on November 13, 2000, was extended beyond its original expiration date on a month-to-month basis by vote of the Board of Directors. On November 28, 2000, the Facilities Lease Agreement was extended through the earlier of the date on which the merger of the Company with CSLC is consummated or March 31, 2001, and on a month-to-month basis thereafter if the merger is not consummated by that time. Lease II pays annual base rent for the use of all of the Facilities in the aggregate amount of $4,035,600 per year. Lease II also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. For the years ended August 31, 2000, 1999, and 1998, variable rental income was $1,437,000, $1,261,000, and $984,000, respectively.

                           ILM II SENIOR LIVING, INC.
                    Notes to Financial Statements (continued)


 4.  OPERATING INVESTMENT PROPERTIES SUBJECT TO FACILITIES LEASE (CONTINUED)


         Condensed balance sheets as of August 31, 2000, 1999, and 1998, and condensed statements of operations for the years ended August 31, 2000, 1999, and 1998 of Lease II are as follows (in thousands):

                                                                    2000              1999              1998
                                                                 ----------       -----------      -----------
         ASSETS
           Current assets                                           $2,015            $1,990           $1,896
           Furniture, fixtures, and equipment, net                     451               617              558
           Other assets                                                 21               163              279
                                                                 ----------       -----------      -----------
                                                                    $2,487            $2,770           $2,733
                                                                 ==========       ===========      ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
           Current liabilities                                      $1,476            $1,467           $1,960
           Other liabilities                                             6                37               76
           Shareholders' equity                                      1,005             1,266              697
                                                                 ----------       -----------      -----------
                                                                    $2,487            $2,770           $2,733
                                                                 ==========       ===========      ===========

         STATEMENT OF OPERATIONS
           Revenues                                               $ 16,598           $16,250          $15,524
           Operating expenses                                       16,405            15,339           15,560
           Income tax expense (benefit)                                454               342             (14)
                                                                 ----------       -----------      -----------
           Net (loss) income                                     $   (261)             $ 569           $ (22)
                                                                 ==========       ===========      ===========

5.    LEGAL PROCEEDINGS AND CONTINGENCIES

      TERMINATION OF MANAGEMENT CONTRACT WITH AHC

         On July 29, 1996, Lease II and ILM II Holding (collectively for this
Item 3, the "Companies") terminated a property management agreement with AHC covering the then six Senior Housing Facilities leased by Lease II from ILM II Holding. The management agreement was terminated for "cause" pursuant to the contract. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Companies alleged, among other things, that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies.

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

         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence A. Cohen, who, through July 28, 1998, was President, Chief Executive Officer, and Director of the Company; and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by Lease I and Lease II on behalf of Mr. Cohen totaled $229,000 as of August 31, 2000. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should pay reasonable legal fees and expenses incurred by Capital in the California litigation. As August 31, 2000, the amount advanced to Capital by Lease I and Lease II for legal fees totaled approximately $563,000. No amounts were advanced during fiscal year 2000.

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

         On October 15, 1999, the parties entered into a Stipulation of Settlement and filed it with the Court, which approved the settlement, by order dated October 21, 1999. In issuing that order the Court entered a final judgment dismissing the action and all non-derivative claims of the settlement class against the defendants with prejudice. This litigation was settled at no cost to the Company and ILM I. As part of the settlement, CSLC increased its proposed merger consideration payable to the Company and ILM I shareholders and was also responsible for a total of approximately $1.1 million in plaintiffs' attorneys fees and expenses upon consummation of the proposed mergers. If the proposed mergers were not consummated and if the Company or ILM I were to consummate an extraordinary transaction with a third party, then the Company and ILM I would be responsible for the plaintiffs' attorneys fees and expenses.

         On August 15, 2000, the merger of ILM I with CSLC was consummated. If the proposed merger of the Company and CSLC is not consummated, and if the Company were to consummate an extraordinary transaction with a third party, then the Company would be responsible for the Company's share of the plaintiff's attorney's fees and expenses.

6.       CONSTRUCTION LOAN FINANCING

         During 1999 the Company secured a construction loan facility with a major bank that provides the Company with up to $8.8 million to fund the capital costs of the potential expansion programs. The construction loan facility is secured by a first mortgage of the Senior Housing Facilities and collateral assignment of the Company's leases of such properties. The loan was scheduled to expire on December 31, 2000, with possible extensions through September 29, 2003. Principal is due at expiration. Interest is payable monthly at a rate equal to LIBOR plus 1.10% or Prime plus 0.5%.

         On June 7, 1999, the Company borrowed approximately $1.2 million under the construction loan facility to fund the pre-construction capital costs incurred through April 1999, of the potential expansions of the Senior Housing Facilities. On August 16, 2000, the Company repaid approximately $600,000 of principal on the construction loan facility in connection with the sale of Villa Santa Barbara and the lender sold the remaining loan to CSLC. As part of the transaction, the Company agreed that the term of the loan would not be extended beyond December 31, 2000. On November 28, 2000, the Company and CSLC agreed that the maturity date of the loan would be extended until the date on which the merger of the Company with CSLC is consummated or the date on which the merger agreement is terminated, whichever occurs first. Amounts outstanding under the loan at August 31, 2000, were approximately $600,000, and $8.2 million of the construction loan facility is unused and available.

                           ILM II SENIOR LIVING, INC.
                    Notes to Financial Statements (continued)


7.       DIVIDENDS

         On June 2, 2000, the Company's Board of Directors unanimously agreed not to declare any dividends on shares of the Company's common stock for the remainder of Fiscal Year 2000. The Board cited transaction costs previously incurred and to be incurred through closing of the pending merger with CSLC and the establishment of a reserve to fund the short-term operations of the Company's senior living communities if the proposed merger with CSLC is not consummated. The Company also announced that, should the merger not be consummated, its Board of Directors would reevaluate its dividend policy.

         On November 13, 2000, the Company's Board of Directors voted to reinstate the payment of regular quarterly dividends to shareholders with the dividend for the quarter ending November 30, 2000, which is scheduled to be paid on January 15, 2001.

         On November 13, 2000, the Company's board of directors also voted to distribute to shareholders the net proceeds of approximately $9.8 million or $1.89 per share from the sale of the Company's 75% interest in Villa Santa Barbara.

         On December 15, 2000, the Company's Board of Directors declared a quarterly dividend to distribute the net proceeds from the sale of the Company's investment in Villa Santa Barbara. A dividend of $1.89 per share of common stock, totaling approximately $9,792,000, was paid as of December 15, 2000, to Shareholders of record as of November 1, 2000.

         Also on December 15, 2000, the Company's Board of Directors declared a quarterly dividend of $0.1622 per share of common stock for the three-month period ended November 30, 2000, payable to Shareholders of record at the close of business on December 15, 2000.

                           ILM II SENIOR LIVING, INC.
                    Notes to Financial Statements (continued)



SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             ILM II SENIOR LIVING, INC.
          CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                   August 31, 2000
                                (Amounts in thousands)

                                   INITIAL COST TO                            GROSS AMOUNT AT WHICH CARRIED AT
                                   THE COMPANY (2)                                        END OF YEAR
                                 -------------------         COSTS         --------------------------------------
                                                          CAPITALIZED
                                                           (REMOVED
                                                         SUBSEQUENT TO)
                                                         ACQUISITION OF
                                         BUILDINGS &       BUILDINGS &              BUILDINGS &     UNAMORTIZED
 DESCRIPTION   ENCUMBRANCES(1)   LAND   IMPROVEMENTS   IMPROVEMENTS (3)    LAND   IMPROVEMENTS(5) MORTGAGE FEES (5)
------------   ---------------   ----   ------------   ----------------    ----   --------------  -----------------
CONGREGATE CARE FACILITIES:
Fort Myers,          $ 8,700    $1,075      $11,233          $(3,268)      $1,319      $ 7,863          $ 412
Florida

Omaha,
Nebraska               4,950       400        5,043           (1,054)         579        3,873            183


Overland Park,
Kansas                 7,850       672        6,787               22          656        6,679            251


Stockton,
California             5,700     1,507        5,628             (443)       1,670        5,195            240


St. Louis
County,                5,850       292        4,488               74          298        4,436            161
Missouri

Santa Barbara,
California             5,094     1,160        4,322             (197)           0            0              0
                  ----------    ------    ---------     -------------    --------    ----------      ---------
                     $38,144    $5,106      $37,501          $(4,866)      $4,522      $28,046         $1,247
                  ==========    ======    =========     =============    ========    ==========      =========


                                                                                          DEPRECIABLE
                               ACCUMULATED       ACCUMULATED       DATE OF      DATE          LIFE
                     TOTAL   DEPRECIATION(5)   AMORTIZATION(5)  CONSTRUCTION  ACQUIRED     OF ASSETS
                     -----   ---------------   ---------------  ------------  --------    -----------
CONGREGATE CARE FACILITIES:
Fort Myers,        $ 9,594     $(2,500)            $(407)          1988       7/18/90      5-40 yrs.
Florida

Omaha,
Nebraska             4,635      (1,343)             (156)          1992       4/25/91      5-40 yrs.


Overland Park,
Kansas               7,586      (1,984)             (211)          1984        4/9/92      5-40 yrs.


Stockton,
California           7,105      (1,610)             (199)          1988       5/14/92      5-40 yrs.


St. Louis
County,              4,895      (1,466)             (133)          1985       5/29/92      5-40 yrs.
Missouri

Santa Barbara,
California               0           0                 0           1979       7/13/92      5-40 yrs.
                 ----------   -----------     ------------
                   $33,815    $ (8,813)          $(1,106)
                 ==========   ===========     ============

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

(4) The aggregate cost of real estate owned at August 31, 2000 for Federal income tax purposes is approximately $34,789,621

(5) The 75% co-tenancy interest in Villa Santa Barbara was sold to Capital Senior Living Corporation (CSLC) on August 15, 2000.

(6) Certain numbers have been reclassified to conform to the current year's presentation.

                           ILM II SENIOR LIVING, INC.
                    Notes to Financial Statements (continued)


SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                    ILM II SENIOR LIVING, INC. AND SUBSIDIARY
        SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
                                 August 31, 2000
                             (Amounts in thousands)

                                                                                    2000           1999           1998
                                                                                    ----           ----           ----
(5)      Reconciliation of real estate owned:

         Balance at beginning of period                                                $38,861        $38,484       $37,946
              Acquisitions and improvements - year ended 8/31/00                           288
              Sale of Villa Santa Barbara on August 15, 2000                            (5,334)
              Acquisitions and improvements - year ended 8/31/99                                          377
              Acquisitions and improvements - year ended 8/31/98                                                        538
                                                                                  ------------      ----------     --------
         Balance at end of period                                                      $33,815        $38,861       $38,484
                                                                                  ============      ==========     ========

(6)      Reconciliation of accumulated depreciation and amortization:

         Balance at beginning of period                                                $ 9,942        $ 8,565      $ 7,280
              Depreciation and amortization expense - year ended 8/31/00                 1,331
              Sale of Villa Santa Barbara on August 15, 2000                            (1,354)
              Depreciation and amortization expense - year ended 8/31/99                                1,377
              Depreciation and amortization expense - year ended 8/31/98                                             1,285
                                                                                  ------------      ----------     --------
         Balance at end of period                                                     $ 9,919         $ 9,942      $ 8,565
                                                                                  ============      ==========     ========