Form 10-Q
period 2000-11-30
ILM II SENIOR LIVING INC /VA
filed 2001-02-06
CIK 861880

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED NOVEMBER 30, 2000

                                       OR

         __   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from ____to____.

                         Commission File Number: 0-18942

                           ILM II SENIOR LIVING, INC.
             (Exact name of registrant as specified in its charter)

        VIRGINIA                                                06-1293758
-----------------------                                     -------------------
(State of organization)                                      (I.R.S. Employer
                                                            Identification No.)

1750 TYSONS BOULEVARD, SUITE 1200, TYSONS CORNER, VA                   22102
-------------------------------------------------------------------------------
   (Address of principal executive office)                           (Zip Code)

Registrant's telephone number, including area code:              (888) 357-3550
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
Yes ____ No__X__


Shares of common stock outstanding as of November 30, 2000:  5,181,236.


Current Report on Form 8-K
of Registrant Dated November 28, 2000

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            ILM II SENIOR LIVING, INC

                                      INDEX


Part I.  Financial Information                                                                              PAGE
         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  November 30, 2000 (Unaudited) and August 31, 2000............................................4

                  Consolidated Statements of Income
                  For the three months ended November 30, 2000 and 1999 (Unaudited)............................5

                  Consolidated Statements of Changes in Shareholders' Equity
                  For the three months ended November 30, 2000 and 1999 (Unaudited)............................6

                  Consolidated Statements of Cash Flows
                  For the three months ended November 30, 2000 and 1999 (Unaudited)............................7

                  Notes to Consolidated Financial Statements (Unaudited)....................................8-14

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....15-22

Part II.  Other Information

         Item 5.  Other Information...........................................................................23

         Item 6.  Reports on Form 8-K.........................................................................23

Signatures....................................................................................................24


                            ILM II SENIOR LIVING, INC


PART I.  FINANCIAL INFORMATION

         Item I.  Financial Statements
                  (see next page)

                           ILM II SENIOR LIVING, INC.

                           CONSOLIDATED BALANCE SHEETS
                November 30, 2000 (Unaudited) and August 31, 2000
                  (Dollars in thousands, except per share data)


                                     ASSETS

                                          NOVEMBER 30, 2000    AUGUST 31, 2000
                                          -----------------    ---------------

Operating investment properties, at cost:
      Land..................................   $   4,552         $   4,522
      Building and improvements.............      24,201            24,190
      Furniture, fixtures and equipment.....       3,856             3,856
                                               ---------         ---------
                                                  32,609            32,568
      Less:  accumulated depreciation.......      (9,111)           (8,813)
                                               ---------         ---------
                                                  23,498            23,755

Unamortized mortgage fees...................       1,247             1,247
Less:  accumulated amortization.............      (1,137)           (1,106)
                                               ---------         ---------
                                                     110               141

Loan origination fees.......................         144               144
Less:  accumulated amortization.............         (97)              (84)
                                               ---------         ---------
                                                      47                60

Cash and cash equivalents...................      12,022            11,258
Accounts receivable - related party.........         276               376
Prepaid expenses and other assets...........          33                15
Deferred rent receivable....................           -                 6
                                               ---------         ---------
                                                $ 35,986          $ 35,611
                                               ---------         ---------
                                               ---------         ---------


                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses.......    $    174          $    121
Accounts payable-related party..............         364                40
Construction loan payable...................         570               570
Preferred shareholders' minority
   interest in subsidiary...................         145               143
                                               ---------         ---------
      Total liabilities.....................       1,253               874

Contingencies

Shareholders' equity:
   Common stock, $0.01 par value,
      12,500,000 shares authorized
      5,181,236 shares issued and
      outstanding...........................          52                52
   Additional paid-in capital...............      44,823            44,823
   Accumulated deficit......................     (10,142)          (10,138)
                                               ---------         ---------
      Total shareholder's equity............      34,733            34,737
                                               ---------         ---------
                                                $ 35,986          $ 35,611
                                               ---------         ---------
                                               ---------         ---------


                            See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
        For the three months ended November 30, 2000 and 1999 (Unaudited)
                  (Dollars in thousands, except per share data)


                                                     THREE MONTHS ENDED
                                                        NOVEMBER 30
                                                      2000        1999
                                                    -------     -------
 REVENUES:
   Rental and other income........................   $1,139      $1,352
   Interest income................................       90          15
                                                    -------     -------
                                                      1,229       1,367
 EXPENSES:
   Depreciation...................................      298         298
   Amortization...................................       44          48
   Professional fees..............................      667         305
   General and administrative.....................      200          55
   Directors' compensation........................       24          20
                                                    -------     -------
                                                      1,233         726
                                                    -------     -------

 NET (LOSS) INCOME................................   $   (4)     $  641
                                                    -------     -------
                                                    -------     -------
 Basic earnings per share of common stock.........   $(0.00)     $ 0.14
                                                    -------     -------
                                                    -------     -------
 Cash dividends paid per share of common stock....   $ 0.00      $ 0.21
                                                    -------     -------
                                                    -------     -------


The above earnings and cash dividends paid per share of common stock are based upon the 5,181,236 shares outstanding for each period.





                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
        For the three months ended November 30, 2000 and 1999 (Unaudited)
                  (Dollars in thousands, except per share data)




                            COMMON STOCK      ADDITIONAL
                           $.01 PAR VALUE       PAID-IN   ACCUMULATED
                          SHARES     AMOUNT     CAPITAL     DEFICIT     TOTAL
                        ---------    ------   ----------  -----------  -------
Shareholders' equity
at August 31, 1999....  5,181,236       $52     $44,823   $(15,544)    $29,331
Cash dividends paid...          -         -           -     (1,101)     (1,101)
Net income............          -         -           -        641        641
                        ---------    ------   ----------  -----------  -------
Shareholders' equity
at November 30, 1999..  5,181,236      $ 52     $44,823   $(16,004)    $28,871
                        ---------    ------   ----------  -----------  -------
                        ---------    ------   ----------  -----------  -------
Shareholders' equity
at August 31, 2000....  5,181,236      $ 52     $44,823   $(10,138)    $34,737
Cash dividends paid...          -         -           -          -           -
Net loss..............          -         -           -         (4)         (4)
                        ---------    ------   ----------  -----------  -------
Shareholders' equity
at November 30, 2000..  5,181,236      $ 52     $44,823   $(10,142)    $34,733
                        ---------    ------   ----------  -----------  -------
                        ---------    ------   ----------  -----------  -------


                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the nine months ended November 30, 2000 and 1999 (Unaudited)
                             (Dollars in thousands)




                                                          THREE MONTHS ENDED
                                                          ------------------
                                                             NOVEMBER 30,
                                                          -----------------
                                                            2000      1999
                                                          -------    ------
Cash flows from operating activities:
 Net (loss) income........................................   $ (4)   $  641
  Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
    Depreciation and amortization expense.................    342       346
    Accrued dividends on subsidiary's preferred stock.....      2         2
    Changes in assets and liabilities:
     Accounts receivable - related party..................    100       (33)
     Prepaid expenses and other assets....................    (18)       24
     Deferred rent receivable.............................      6         8
     Accounts payable and accrued expenses................     53       (46)
     Accounts payable - related party.....................    324      (273)
                                                          -------    ------
        Net cash provided by operating activities.........    805       669
Cash flows from investing activity:
     Additions to operating investment properties.........    (41)      (23)
                                                          -------    ------
        Net cash used in investing activity...............    (41)      (23)
                                                          -------    ------
Cash flows from financing activity:
      Cash dividends paid to shareholders.................      -    (1,101)
                                                          -------    ------
       Net cash used in financing activity................      -    (1,101)
                                                          -------    ------
Net increase (decrease) in cash and cash equivalents......    764      (455)
Cash and cash equivalents, beginning of period............ 11,258     1,913
                                                          -------    ------
Cash and cash equivalents, end of period..................$12,022     1,458
                                                          -------    ------
                                                          -------    ------
Cash paid for interest....................................$     -      $ 13
                                                          -------    ------
                                                          -------    ------



                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)

1.       GENERAL

              The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements and footnotes contained in ILM II Senior Living, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended August 31, 2000. In the opinion of management, the accompanying interim consolidated financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim periods. All of the accounting adjustments reflected in the accompanying interim consolidated financial statements are of a normal recurring nature.

              The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles for interim financial information, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of November 30, 2000 and revenues and expenses for each of the three-month periods ended November 30, 2000 and 1999. Actual results could differ from the estimates and assumptions used. Certain numbers in the prior period's financial statements have been reclassified to conform to the current period's presentation. The results of operations for the three-month period ended November 30, 2000, are not necessarily indicative of the results that may be expected for the year ending August 31, 2001.

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

              ILM II Holding, Inc. ("ILM II Holding"), a majority-owned subsidiary of the Company, now holds title to the five remaining Senior Housing Facilities which comprise the balance of the operating investment properties on the accompanying consolidated balance sheets, subject to certain mortgage loans payable to the Company. Such mortgage loans and the related interest expense are eliminated in the consolidation of the financial statements of the Company.

              The Company made charitable gifts of one share of the preferred stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The preferred stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the preferred stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. Since ILM II Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation of ILM II Holding. Cumulative dividends accrued as of November 30, 2000 on the preferred stock in ILM II Holding totaled approximately $34,000.

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

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (CONTINUED)

1.       GENERAL (CONTINUED)

              On August 15, 2000, the Company caused ILM II Holding to complete the sale of its 75% co-tenancy interest in its senior living facility located in Santa Barbara, California ("Villa Santa Barbara"), to CSLC for $10,143,750. In consideration for the sale, the Company received $9,543,750 in cash and CSLC contributed $600,000 toward the Company's outstanding construction loan debt and assumed certain then current transaction expenses of the Company in connection with the previously announced proposed merger contemplated by the Amended and Restated Agreement and Plan of Merger dated October 19, 1999, as amended on April 18, 2000, by and among the Company, CSLC and CSLC's wholly-owned acquisition subsidiary. The remaining 25% co-tenancy interest in Villa Santa Barbara was formerly owned by ILM Holding, Inc. ("Holding I"), a subsidiary of ILM Senior Living, Inc. ("ILM I") and was transferred to CSLC at the time the merger between ILM I and CSLC was consummated. A gain on the sale of approximately $6,160,000 was recognized in the consolidated statement of income for the year ended August 31, 2000. It is anticipated that this gain will result in a built-in gain tax which would be reduced by available net operating loss carryforwards from the period when the Company was a so-called "C" Corporation (prior to the Company's conversion to a REIT for 1996).

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

              The pending merger agreement provides for consideration of $13.04 per share of the Company's outstanding common stock. In view of the sale in August 2000 to CSLC of the Company's interest in the Santa Barbara, California senior living facility, subsequent to the balance sheet date, on December 15, 2000, the Company distributed the net proceeds of such sale on a pro rata basis in the form of a return of invested capital, to Shareholders of record as of November 1, 2000. The aggregate cash distribution of $9,792,000 was equivalent to the payment of approximately $1.89 per share of the $13.04 per share of merger consideration. The remaining approximate $11.15 per share would be payable by CSLC to Shareholders of the Company upon completion of the merger in accordance with the merger agreement.

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

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

2.       OPERATING INVESTMENT PROPERTIES SUBJECT TO FACILITIES LEASE AGREEMENT

         At November 30, 2000, through its consolidated subsidiary, the Company owned five Senior Housing Facilities. The name, location and size of the properties are as set forth below:


                                                YEAR FACILITY    RENTABLE     RESIDENT
NAME                     LOCATION                   BUILT       UNITS (1)   CAPACITY (1)
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


(1) Rentable units represent the number of apartment units and is a measure commonly used in the real estate industry. Resident capacity equals the number of bedrooms contained within the apartment units and corresponds to measures commonly used in the healthcare industry.

Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the existing Shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, Lease II, for the purpose of operating the Senior Housing Facilities under the terms of a Facilities Lease Agreement dated September 1, 1995 between the Company's consolidated affiliate, ILM II Holding, as owner of the properties and lessor (the "Lessor"), and Lease II as lessee (the "Lessee"). The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. The Facilities Lease Agreement was originally scheduled to expire on December 31, 2000, unless earlier terminated at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party but on November 13, 2000, was extended beyond its original expiration date on a month-to-month basis. On November 28, 2000, the Facilities Lease Agreement was extended through the earlier of the date on which the merger of the Company with CSLC is consummated or March 31, 2001, and on a month-to-month basis thereafter if the merger is not consummated by that time. During fiscal year 2000, Lease II paid annual base rent for the use of all of the Facilities in the aggregate amount of $3,995,586 per year ($4,035,600 per year in 1999). The reduction in base rent from the previous year was due to the sale of Villa Santa Barbara on August 15, 2000. Beginning September 1, 2000, annual base rent is $3,555,427 (excluding Villa Santa Barbara). Lease II also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rent was $256,000 and $350,000 for the three-month periods ended November 30, 2000, respectively.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

3.  RELATED PARTY TRANSACTIONS

          Lease II has retained Capital to be the property manager of the Senior Housing Facilities and the Company has guaranteed the payment of all fees due to Capital pursuant to a Management Agreement which commenced on July 29, 1996. Lawrence A. Cohen, who, through July 28, 1998, served as President, Chief Executive Officer and Director of the Company and a Director of Lease II, has also served in various management capacities at CSLC, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer of CSLC. As a result, through July 28, 1998, Capital was considered a related party. For the three-month periods ended November 30, 2000 and 1999, Capital earned property management fees from the Company of $208,000 and $253,000, respectively. In connection with the Agreement and Plan of Merger discussed in Note 1, the Management Agreement with Capital will be terminated upon consummation of the merger.

         On September 18, 1997, Lease II entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansion of several of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. The Company will reimburse Lease II for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the three-month periods ended November 30, 2000 and 1999, Capital Senior Development, Inc. earned no fees from Lease II for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

         Jeffry R. Dwyer, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the three-month periods ended November 30, 2000 and 1999, Greenberg Traurig earned fees from the Company of $603,000 and $795,000, respectively. For the three-month periods ended November 30, 2000 and 1999, Greenberg Traurig earned fees from the Company of $321,000 and $73,000.

         ACCOUNTS RECEIVABLE - RELATED PARTY at November 30, 2000 and August 31, 2000, includes variable rent due from Lease II. ACCOUNTS PAYABLE-RELATED PARTY at November 30, 2000, includes accrued legal fees due to Greenberg Traurig, Counsel to the Company and its affiliate and a related party, as described above. At August 31, 2000, ACCOUNTS PAYABLE - RELATED PARTY includes $40,000 of expense reimbursements payable to Lease II.

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

         On October 15, 1999, the parties entered into a Stipulation of Settlement and filed it with the Court, which approved the settlement, by order dated October 21, 1999. In issuing that order the Court entered a final judgment dismissing the action and all non-derivative claims of the settlement class against the defendants with prejudice. This litigation was settled at no cost to the Company and ILM I. As part of the settlement, CSLC increased its proposed merger consideration payable to the Company and ILM I shareholders and was also responsible for a total of approximately $1.1 million in plaintiffs' attorneys fees and expenses upon consummation of the proposed merger. If the proposed merger was not consummated and if the Company and ILM I were to consummate an extraordinary transaction with a third party, then the Company and ILM I would be responsible for the plaintiffs' attorneys fees and expenses.

         On August 15, 2000, the merger of ILM I with CSLC was consummated. If the proposed merger of the Company and CSLC is not consummated, and if the Company were to consummate an extraordinary transaction with a third party, then the Company would be responsible for the Company's share of the plaintiff"s attorney's fees and expenses.

     BUILT-IN GAIN TAX

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

         Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM II Holding to a REIT would not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the properties were to be held for a period of at least ten years from the date of the conversion of ILM II Holding to a REIT. However, since the end of the Company's original anticipated holding period as defined in the Articles of Incorporation is December 31, 2001, the properties may not be held for an additional ten years. Based on management's current estimate of the increase in the values of the Senior Housing Facilities which occurred between April 1994 and January 1996, as supported by independent appraisals, a sale of the Senior Housing Facilities within ten years of the date of the conversion of ILM II Holding to a REIT could result in a built-in gain tax of as much as $2.5 million, which could be reduced by approximately $270,000, using available net operating loss carryforwards of ILM II Holding of $780,000 that were incurred prior to its conversion to REIT status. ILM II Holding also has net operating losses that were incurred after its conversion to REIT status of approximately $4.2 million. The sale of the Company's interest in Villa Santa Barbara resulted in the recognition of a built-in gain of approximately $600,000, which was offset by pre-conversion net operating

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

4.    LEGAL PROCEEDINGS AND CONTINGENCIES (CONTINUED)

    losses. As of August 31, 2000, the potential built-in gain tax relating to the Senior Housing Facilities is as much as $2.3 million, which could be further reduced by approximately $50,000, using the remaining available pre-conversion net operating loss carryforwards of ILM II Holding of approximately $150,000. To avoid this built-in gain tax, the Directors are prepared at the appropriate time to recommend to the Shareholders an amendment to the Articles of Incorporation to extend the Company's scheduled liquidation date. Based upon advice from the Company's financial advisors, commencing in 1996, the Company has acted as though it had made an election in its 1996 tax return to allow the Company to avoid a corporate level tax upon its conversion from a C-Corporation to a Real Estate Investment Trust. Because proof of a formal election has not been obtained, the Company is pursuing administrative relief with the Internal Revenue Service to ensure the availability of the benefits of this election. Although the Company believes that it had a legitimate basis to make this election, in part, based upon the advice of its financial advisors, ultimate resolution of this matter is at the discretion of the Internal Revenue Service. If unsuccessful, the Company could be liable for up to $2.7 million of additional penalties and interest.

5.    CONSTRUCTION LOAN FINANCING

         During 1999 the Company secured a construction loan facility with a major bank that provides the Company with up to $8.8 million to fund the capital costs of potential expansion programs. The construction loan facility is secured by a first mortgage of the Senior Housing Facilities and collateral assignment of the Company's leases of such properties. The loan was scheduled to expire on December 31, 2000, with possible extensions through September 29, 2003. Principal is due at expiration. Interest was payable monthly at a rate equal to LIBOR plus 1.10% or Prime plus 0.5%.

         On June 7, 1999, the Company borrowed approximately $1.2 million under the construction loan facility to fund the pre-construction capital costs incurred through April 1999, of the potential expansions of the Senior Housing Facilities. On August 16, 2000, the Company repaid $570,000 of principal on the construction loan facility in connection with the sale of Villa Santa Barbara and the lender sold the remaining loan to CSLC. As part of the transaction, the Company agreed that the term of the loan would not be extended beyond December 31, 2000. On November 28, 2000, the Company and CSLC agreed that the maturity date of the loan would be extended until the date on which the merger of the Company with CSLC is consummated or the date on which the merger agreement is terminated, whichever occurs first. Amounts outstanding under the loan at November 30, 2000, and August 31, 2000, were $570,000, and $8.2 million of the construction loan facility is unused and available. Loan origination fees of $144,000 were paid in connection with this loan facility and are being amortized over the life of the loan. Capitalized interest at November 30, 2000, and August 31, 2000, was $90,494 and $79,310, respectively.

6.  DIVIDENDS

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

             Also on December 15, 2000, the Company's Board of Directors declared a quarterly dividend of $0.1622 per share of common stock for the three-month period ended November 30, 2000. On January 15, 2001, the dividend totaling approximately $840,000 was paid to Shareholders of record at the close of business on December 15, 2000.

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company offered shares of its common stock to the public from September 12, 1990 to May 10, 1991 pursuant to a Registration Statement filed under the Securities Act of 1933. Capital contributions of $51,812,356 were received by the Company (including $200,000 contributed by PaineWebber) and, after deducting selling expenses and offering costs and allowing for adequate cash reserves, approximately $42.9 million was available to be invested in participating first mortgage loans secured by Senior Housing Facilities. The Company originally invested the net proceeds of the initial public offering in six participating mortgage loans secured by Senior Housing Facilities located in five different states. All of the loans made by the Company were originally with AHC. As previously reported, AHC defaulted on the scheduled mortgage loan payments due to the Company on March 1, 1993. Its parent company, Angeles, subsequently filed for bankruptcy. In fiscal 1994, a Settlement Agreement was executed whereby ownership of the properties was transferred from AHC to certain designated affiliates of the Company which were majority owned by the Company. Subsequently, these affiliates were merged into ILM II Holding, which is majority owned by the Company. ILM II Holding holds title to the five remaining Senior Housing Facilities which comprise the balance of operating investment properties in the accompanying consolidated balance sheets, subject to certain mortgage loans payable to the Company. As part of the fiscal 1994 Settlement Agreement with AHC, ILM II Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of the Agreement. As discussed further below, the Agreement with AHC was terminated in July 1996.

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

      The Facilities Lease Agreement is between the Company's consolidated affiliate, ILM II Holding, as owner of the Senior Housing Facilities and Lessor, and Lease II as Lessee. The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. The Facilities Lease Agreement was originally scheduled to expire on December 31, 2000, unless earlier terminated at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party but on November 13, 2000, was extended beyond its original expiration date on a month-to-month basis. On November 28, 2000, the Facilities Lease Agreement was extended though the earlier of the date on which the merger of the Company with CSLC is consummated or March 31, 2001, and on a month-to-month basis thereafter if the merger is not consummated by that time. During fiscal year 2000, Lease II paid annual base rent for the use of all the Senior Housing Facilities in the aggregate amount of $3,995,586 per year ($4,035,600 per year in 1999). The reduction in base rent from the previous year is due to the sale of Villa Santa Barbara on August 15, 2000. Beginning on September 1, 2000, annual base rent is $3,555,427 (excluding Villa Santa Barbara). Lease II also paid variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rental income for the three-month periods ended November 30, 2000 and 1999 was $256,000 and $350,000, respectively.

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

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

GENERAL (CONTINUED)

    With this transfer completed, effective January 23, 1997, ILM Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of non-voting, 8% cumulative preferred stock issued to the Company. The number of authorized shares of preferred stock and common stock in ILM II Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. It is anticipated that dividends will accrue and be paid at liquidation. Cumulative dividends in arrears as of November 30, 2000 on the Preferred Stock in ILM II Holding totaled approximately $34,000.

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

      Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM II Holding to a REIT would not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the properties were to be held for a period of at least ten years from the date of the conversion of ILM II Holding to a REIT. However, since the end of the Company's original anticipated holding period as defined in the Articles of Incorporation is December 31, 2001, the properties may not be held for an additional ten years. Based on management's current estimate of the increase in the values of the Senior Housing Facilities which occurred between April 1994 and January 1996, as supported by independent appraisals, a sale of the Senior Housing Facilities within ten years of the date of the conversion of ILM II Holding to a REIT could result in a built-in gain tax of as much as $2.5 million, which could be reduced by approximately $270,000, using available net operating loss carryforwards of ILM II Holding of $780,000 that were incurred prior to its conversion to REIT status. ILM II Holding also has net operating losses that were incurred after its conversion to REIT status of approximately $4.2 million. The sale of the Company's interest in Villa Santa Barbara resulted in the recognition of a built-in gain of approximately $600,000, which was offset by pre-conversion net operating losses. As of August 31, 2000, the potential built-in gain tax relating to the Senior Housing Facilities is as much as $2.3 million, which could be further reduced by approximately $50,000, using the remaining available pre-conversion net operating loss carryforwards of ILM II Holding of approximately $150,000.To avoid this built-in gain tax, the Directors are prepared at the appropriate time to recommend to the Shareholders an amendment to the Articles of Incorporation to extend the Company's scheduled liquidation date. Based upon advice from the Company's financial advisors, commencing in 1996, the Company has acted as though it had made an election in its 1996 tax return to allow the Company to avoid a corporate level tax upon its conversion from a C-Corporation to a Real Estate Investment Trust. Because proof of a formal election has not been obtained, the Company is pursuing administrative relief with the Internal Revenue Service to ensure the availability of the benefits of this election. Although the Company believes that it had a legitimate basis to make this election, in part, based upon the advice of its financial advisors, ultimate resolution of this matter is at the discretion of the Internal Revenue Service. If unsuccessful, the Company could be liable for up to $2.7 million of additional penalties and interest.

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


GENERAL (CONTINUED)

    Because the ownership of the assets of ILM II Holding was expected to be transferred to the Company or its wholly-owned subsidiary, ILM II Holding was capitalized with funds to provide it with working capital only for a limited period of time. At the present time, ILM II Holding is not expected to have sufficient cash flow during fiscal year 2001 to (i) meet its obligations to make the debt service payments due under the loans, and (ii) pay for capital improvements and structural repairs in accordance with the terms of the Facilities Lease Agreement. Although ILM II Holding is not expected to fully fund its scheduled debt service payments to the Company, the estimated current values of the Senior Housing Facilities are well in excess of the mortgage principal amounts plus accrued interest at November 30, 2000. As a result, the Company is expected to recover the full amount that would be due under the loans upon sale of the Senior Housing Facilities.

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

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



GENERAL (CONTINUED)

       On November 28, 2000, the Company extended until March 31, 2001, the outside termination date of its pending merger agreement with CSLC and entered into with CSLC a technical amendment to the merger agreement providing, among other things, that subject to the ILM II Board's fiduciary duties to Shareholders, CSLC will have until March 31, 2001 to obtain definitive financing sufficient for CSLC to complete the transaction.

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

     The pending merger agreement provides for consideration of $13.04 per share of the Company's outstanding common stock. In view of the sale in August 2000 to CSLC of the Company's interest in the Santa Barbara, California senior living facility, on December 15, 2000, the Company distributed the net proceeds of the sale on a pro rata basis in the form of a return of invested capital, to Shareholders of record as of November 1, 2000. The aggregate cash distribution of $9,792,000 was equivalent to the payment of $1.89 per share of the $13.04 per share of merger consideration. The remaining approximate $11.15 per share would be payable by CSLC to Shareholders of the Company upon completion of the merger in accordance with the merger agreement.

         There can be no assurance that CSLC will be able to obtain the requisite financing to complete the merger or, even if obtained, that the merger otherwise will be consummated.

        In connection with the merger, the Company has agreed to cause ILM II Holding to cancel and terminate the Facilities Lease Agreement with Lease II on the date of consummation of the merger. As noted above, the Facilities Lease Agreement, which was scheduled to expire on December 31, 2000, was extended through the earlier of the date on which the merger of the Company with CSLC is consummated or March 31, 2001, and on a month-to-month basis thereafter if the merger is not consummated by that time. If the merger is not consummated, it is anticipated that the Facilities Lease Agreement will remain in full force and effect pursuant to its terms. There can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof.

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

    Occupancy levels for the five remaining properties in which the Company has invested averaged 89% and 92% for the three months ended November 30, 2000 and 1999, respectively. The Company's net operating cash flow is expected to be relatively stable and predictable due to the structure of the Facilities Lease Agreement. Beginning September 1, 2000, the annual base rental payments owed to ILM II Holding (excluding Villa Santa Barbara) are $3,555,427 and will remain at that level for the remainder of the lease term, including any month-to-month extensions of the lease. In addition, the Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation, as discussed further above, which became effective in January 1997.

    The Company has been pursuing the potential for future expansion of several of the Senior Housing Facilities which are located in areas that have particularly strong markets for senior housing to increase cash flow and shareholder value. Potential expansion candidates include the facilities located in Omaha, Nebraska; St. Louis County, Missouri; and Fort Myers, Florida. As part of this expansion program, during fiscal year 1999, approximately one acre of land located adjacent to the Omaha facility was acquired for approximately $135,000. The Fort Myers facility includes a vacant parcel of approximately one and one-half acres which could accommodate an expansion of the existing facility or the construction of a new free-standing facility. Preliminary feasibility evaluations have been completed for all of these potential expansions and pre-construction design and construction-cost evaluations have been completed for expansions of the facilities located in Omaha and Fort Myers.

    To date, no construction has been started and expansion plans have been temporarily suspended pending the expected merger of the Company with CSLC. The Company will carefully evaluate the costs and benefits before proceeding with the construction of any of these expansions. Depending on the extent of any expansions deemed appropriate, such plans would result in the need for substantial capital.

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

    On June 7, 1999, the Company borrowed approximately $1.2 million under the construction loan facility to fund the pre-construction capital costs incurred through April 1999, of the potential expansions of the Senior Housing Facilities. On August 16, 2000, the Company $570,000 of principal on the construction loan facility and the lender sold the loan to CSLC. As part of the transaction, the Company agreed that the term of the loan would not be extended beyond December 31, 2000. On November 28, 2000, the Company and CSLC agreed that the maturity date of the loan would be extended until the date on which the merger of the Company with CSLC is consummated or the date on which the merger agreement is terminated, whichever occurs first. Amounts outstanding under the loan at November 30, 2000 and August 31, 2000, were $570,000, and $8.2 million of the construction loan facility is unused and available.

    At November 30, 2000, the Company had cash and cash equivalents of $12,022,000 compared to $11,258,000 at August 31, 2000. Remaining cash amounts will be used for the working capital requirements of the Company, along with the possible investment in the properties owned by ILM II Holding for certain capital improvements, and for dividends to the Shareholders. (On December 15, 2000, dividends of $1.89 per share were paid to Shareholders of record as of November 1, 2000, distributing net proceeds from the sale of the Company's investment in Villa Santa Barbara. Also on December 15, 2000, the Company paid a quarterly dividend of $0.1622 per share to Shareholders of record as of December 15, 2000.) Future capital improvements could be financed from operations or through

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 VERSUS THE THREE MONTHS ENDED NOVEMBER 30, 1999

     Net income decreased $645,000 or 100.6% to a loss of $4,000 for the three-month period ended November 30, 2000 compared to income of $641,000 for the three-month period ended November 30, 1999. Total revenue was $1,229,000 representing a decrease of $138,000, or 10.1%, compared to the same period of the prior year. Rental and other income decreased $213,000 or 15.8%, to $1,139,000 for the three-month period ended November 30, 2000, compared to $1,352,000 for the three-month period ended November 30, 1999 due to decreased rental income earned pursuant to the terms of the Facilities Lease Agreement and subsequent to the sale of Villa Santa Barbara. Total expenses increased $507,000, or 69.8%, to $1,233,000 for the three-month period ended November 30, 2000, compared to $726,000 for the three-month period ended November 30, 1999. This overall increase in expenses is primarily attributable to a $362,000 or 118.7% increase in professional fees due to increased legal fees associated with the agreement and plan of merger with CSLC (as discussed in Note 1 to the financial statements). The $145,000 or 268.0% increase in general and administrative expenses to $200,000 for the three-month period ended November 30, 2000, from $55,000 for the same period last year, is due to a variety of factors including increased Director and Officer insurance costs of $160,000 or 680.1%; offset by a $16,000 or 89.2% decrease in postage and mailing costs and minor decreases in other costs.

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

                           ILM II SENIOR LIVING, INC.

                            PART II-OTHER INFORMATION


ITEM 1. THROUGH 5.     NONE

ITEM 6. REPORTS ON FORM 8-K

(a) Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated November 28, 2000, announcing that the Company extended until March 31, 2001, the outside termination date of its previously announced pending merger agreement with CSLC because CSLC was unable to obtain sufficient financing to complete the merger by September 30, 2000. The Company further announced its intention to resume paying quarterly cash dividends to holders of its common stock beginning in January 2001 and to distribute proceeds form the sale of the Company's co-tenancy interest in Villa Santa Barbara on December 15, 2000.

During the quarter ended November 30, 2000, the Company amended and restated its Current Report on Form 8-K originally filed with the Securities and Exchange Commission on August 30, 2000, and dated August 15, 2000, to clarify the transaction costs assumed by CSLC in connection with the previously announced proposed merger between the Company and CSLC and to file pro forma financial statements showing the effect of the sale of the Company's 75% co-tenancy interest in Villa Santa Barbara.

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


Dated:  JANUARY 31, 2001