Form 10-Q
period 2001-02-28
ILM II SENIOR LIVING INC /VA
filed 2001-04-16
CIK 861880

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       ---             SECURITIES EXCHANGE ACT OF 1934

                 FOR QUARTERLY PERIOD ENDED FEBRUARY 28, 2001
                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       ---      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from ____to____.

                         Commission File Number: 0-18942

                           ILM II SENIOR LIVING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      VIRGINIA                                                06-1293758
-----------------------                                 ----------------------
(State of organization)                                   (I.R.S. Employer
                                                         Identification No.)

1750 TYSONS BOULEVARD, SUITE 1200, TYSONS CORNER, VA            22102
-----------------------------------------------------           -----
   (Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code:             (888) 257-3550
                                                     ---------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                  NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                   WHICH REGISTERED
---------------------------   --------------------------------
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
Yes X    No
   ---     ---
Shares of common stock outstanding as of February 28, 2001:  5,181,236

Current Report on Form 8-K
of Registrant Dated February 8, 2001

================================================================================

                            ILM II SENIOR LIVING, INC

                                      INDEX


                                                                                                     PAGE
                                                                                                     ----
Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets
         February 28, 2001 (Unaudited) and August 31, 2000.............................................4

         Consolidated Statements of Income
         For the six months and three months ended February 28, 2001 and
         February 29, 2000 (Unaudited).................................................................5

         Consolidated Statements of Changes in Shareholders' Equity
         For the six months ended February 28, 2001 and February 29, 2000 (Unaudited)..................6

         Consolidated Statements of Cash Flows
         For the six months ended February 28, 2001 and February 29, 2000 (Unaudited)..................7

         Notes to Consolidated Financial Statements (Unaudited).....................................8-15

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....16-23

Part II. Other Information

         Item 5.  Other Information...................................................................24

         Item 6.  Exhibits and Reports on Form 8-K....................................................24

Signatures............................................................................................25


                           ILM II SENIOR LIVING, INC


PART I.  FINANCIAL INFORMATION

         Item I.  Financial Statements
                  (see next page)

                           ILM II SENIOR LIVING, INC.

                           CONSOLIDATED BALANCE SHEETS
                February 28, 2001 (Unaudited) and August 31, 2000
                  (Dollars in thousands, except per share data)




                                                     FEBRUARY 28, 2001            AUGUST 31, 2000
                                                     -----------------            ---------------

                                           ASSETS

Operating investment properties, at cost:
      Land                                                $   4,593                 $   4,522
      Building and improvements                              24,241                    24,190
      Furniture, fixtures and equipment                       3,856                     3,856
                                                         ----------                 ---------
                                                             32,690                    32,568
      Less:  accumulated depreciation                        (9,408)                   (8,813)
                                                         ----------                 ---------
                                                             23,282                    23,755

Unamortized mortgage fees                                     1,247                     1,247
Less:  accumulated amortization                              (1,168)                   (1,106)
                                                         ----------                 ---------
                                                                 79                       141

Loan origination fees                                           144                       144
Less:  accumulated amortization                                (110)                      (84)
                                                         ----------                 ---------
                                                                 34                        60

Cash and cash equivalents                                     2,314                    11,258
Accounts receivable - related party                             266                       376
Prepaid expenses and other assets                                25                        15
Deferred rent receivable                                          -                         6
                                                         ----------                 ---------
                                                           $ 26,000                  $ 35,611
                                                         ==========                 =========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                    $      254                 $     121
Accounts payable-related party                                  636                        40
Construction loan payable                                       570                       570
Preferred shareholders' minority interest in subsidiary         147                       143
                                                         ----------                 ---------
      Total liabilities                                       1,607                       874

Contingencies

Shareholders' equity:
   Common stock, $0.01 par value,
      12,500,000 shares authorized
      5,181,236 shares issued and outstanding                    52                        52
   Additional paid-in capital                                44,823                    44,823
   Accumulated deficit                                      (20,482)                  (10,138)
                                                         ----------                 ---------
      Total shareholder's equity                             24,393                    34,737
                                                         ----------                 ---------
                                                           $ 26,000                  $ 35,611
                                                         ==========                 =========



                            See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                    For the six months and three months ended
              February 28, 2001 and February 29, 2000 (Unaudited)

                  (Dollars in thousands, except per share data)







                                                                SIX MONTHS ENDED              THREE MONTHS ENDED
                                                            --------------------------    ---------------------------
                                                            FEBRUARY 28    FEBRUARY 29    FEBRUARY 28     FEBRUARY 29
                                                            -----------    -----------    -----------     -----------
                                                                   2001           2000           2001            2000
                                                                   ----           ----           ----            ----
     REVENUES
        Rental income                                            $2,293         $2,721         $1,154          $1,369
        Interest income                                             145             25             55              11
                                                                 ------         ------         ------          ------
                                                                  2,438          2,746          1,209           1,380
     EXPENSES
        Depreciation expense                                        595            595            298             298
        Amortization expense                                         88             88             44              40
        General and administrative                                  277            122             74              68
        Professional fees                                         1,142            585            477             279
        Directors' compensation                                      47             43             24              23
                                                                 ------         ------         ------          ------
                                                                  2,149          1,433            917             708
                                                                 ------         ------         ------          ------

     NET INCOME                                                  $  289         $1,313         $  292          $  672
                                                                 ======         =======         ======          ======

     Basic earnings per share of common stock                    $ 0.06         $ 0.25         $ 0.06          $ 0.13
                                                                  =====          =====         ======          ======

     Cash dividends paid per share of common stock               $ 2.05         $ 0.43         $ 2.05          $ 0.21
                                                                  =====          =====         ======          ======



The above earnings and cash dividends paid per share of common stock are based upon the 5,181,236 shares outstanding for each period.









                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
  For the six months ended February 28, 2001 and February 29, 2000 (Unaudited)
                  (Dollars in thousands, except per share data)




                                            COMMON STOCK
                                           $.01 PAR VALUE          ADDITIONAL
                                           --------------           PAID-IN        ACCUMULATED
                                        SHARES           AMOUNT     CAPITAL          DEFICIT           TOTAL
                                        ------           ------     -------          -------           -----
Shareholders' equity
at August 31, 1999                      5,181,236            $52        $44,823        $(15,544)     $ 29,331

Cash dividends paid                             -              -              -          (2,202)       (2,202)

Net income                                      -              -              -           1,313         1,313
                                        ---------           ----        -------        --------      --------
Shareholders' equity
at February 29, 2000                    5,181,236           $ 52        $44,823        $(16,433)     $ 28,442
                                        =========           ====        =======        =========     ========
Shareholders' equity
at August 31, 2000                      5,181,236           $ 52        $44,823        $(10,138)     $ 34,737

Cash dividends paid                             -              -              -         (10,633)      (10,633)

Net income                                      -              -              -             289           289
                                        ---------           ----        -------        --------      --------
Shareholders' equity
at February 28, 2001                    5,181,236           $ 52        $44,823        $(20,482)     $ 24,393
                                        =========           ====        =======        =========     ========






                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the six months ended February 28, 2001 and February 29, 2000 (Unaudited)
                             (Dollars in thousands)





                                                                                      SIX MONTHS ENDED
                                                                                 ---------------------------
                                                                                 FEBRUARY 28,     FEBRUARY 29,
                                                                                     2001             2000
                                                                                     ----             ----
Cash flows from operating activities:
   Net income                                                                      $    289         $  1,313
   Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization expense                                         683              683
          Changes in assets and liabilities:
             Accounts receivable - related party                                        110              (51)

             Prepaid expenses and other assets                                          (10)             (37)
             Deferred rent receivable                                                     6               15
             Accounts payable and accrued expenses                                      133             (122)
             Accounts payable - related party                                           596             (397)
             Preferred shareholders' minority interest                                    4                4
                                                                                   --------         --------
                Net cash provided by operating activities                             1,811            1,408

Cash flows from investing activity:
          Additions to operating investment properties                                 (122)            (154)
                                                                                   --------         --------
                Net cash used in investing activity                                    (122)            (154)

Cash flows from financing activity:
          Cash dividends paid to shareholders                                       (10,633)          (2,202)
                                                                                   --------         --------
                Net cash used in financing activity                                 (10,633)          (2,202)
                                                                                   --------         --------

Net decrease in cash and cash equivalents                                            (8,944)            (948)

Cash and cash equivalents, beginning of period                                       11,258            1,913
                                                                                   --------         --------

Cash and cash equivalents, end of period                                           $  2,314         $    965
                                                                                   ========         ========


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

         The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles for interim financial information, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of February 28, 2001 and revenues and expenses for each of the three-month periods ended February 28, 2001 and February 29, 2000. Actual results could differ from the estimates and assumptions used. Certain numbers in the prior period's financial statements have been reclassified to conform to the current period's presentation. The results of operations for the six-month period ended February 28, 2001, are not necessarily indicative of the results that may be expected for the year ending August 31, 2001.

         The Company was incorporated on Febru ary 5, 1990 under the laws of the State of Virginia as a Virginia finite-life corporation, formerly PaineWebber Independent Mortgage Inc. II. On September 12, 1990, the Company sold to the public in a registered initial offering 5,181,236 shares of common stock, $.01 par value. The Company received capital contributions of $51,812,356, of which $200,000 represented the sale of 20,000 shares to an affiliate at that time, PaineWebber Group, Inc. ("PaineWebber"). For discussion purposes, the term "PaineWebber" will refer to PaineWebber Group, Inc., and all affiliates that provided services to the Company in the past.

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

          The preferred stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the preferred stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. Since ILM II Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation of ILM II Holding. Cumulative dividends accrued as of February 28, 2001 on the preferred stock in ILM II Holding totaled approximately $36,000.

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

TERMINATED AGREEMENT AND PLAN OF MERGER WITH CAPITAL SENIOR LIVING CORPORATION

         On February 7, 1999, the Company entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, as subsequently amended, with CSLC and certain affiliates of CSLC.

         On June 22, 2000, holders of more than two-thirds of the outstanding shares of the Company's common stock voted in favor of approval of the proposed Agreement and Plan of Merger.

         On August 15, 2000, the Company caused ILM II Holding to complete the sale of its 75% co-tenancy interest in its senior living facility located in Santa Barbara, California ("Villa Santa Barbara"), to CSLC for $10,143,750. In consideration for the sale, the Company received $9,543,750 in cash and CSLC contributed $600,000 toward the Company's outstanding construction loan debt and assumed certain then current transaction expenses of the Company in connection with the previously announced proposed merger. The remaining 25% co-tenancy interest in Villa Santa Barbara was formerly owned by ILM Holding, Inc. ("Holding I"), a subsidiary of ILM Senior Living, Inc. ("ILM I") and was transferred to CSLC at the time the merger between ILM I and CSLC was consummated. A gain on the sale of approximately $6,160,000 was recognized in the consolidated statement of income for the year ended August 31, 2000. It is anticipated that this gain will result in a built-in gain tax which would be reduced by available net operating loss carryforwards from the period when the Company was a so-called "C" Corporation (prior to the Company's conversion to a REIT for 1996).

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

1. GENERAL (CONTINUED)

         On February 8, 2001, the Company received notice from CSLC terminating the merger agreement. CSLC stated in its termination letter that it terminated the merger agreement because of its concerns relating to the Company 's claimed election in 1996 to defer built-in gain taxes upon conversion of ILM II Holding from a "C" Corporation to a REIT. As previously reported in the Company's public filings, the Company claimed this election based upon the advice of its outside tax accountants, has operated since 1996 under the belief that such election was validly perfected, and is pursuing administrative relief with the Internal Revenue Service to ensure the availability of the Company's election to defer such corporate level built-in gain taxes. The Company believes that it has a legitimate basis to claim the election based, in part, and with reliance upon the advice of its outside tax accountants. Ultimate resolution of this matter is at the discretion of the Internal Revenue Service. An adverse determination by the Internal Revenue Servic e would result in the payment of interest and penalties due on tax payments which were deferred since 1996. The Company cannot estimate with certainty the timing of such resolution nor can there be any assurance as to the outcome of this matter.

         On November 13, 2000, the Company's Board of Directors voted to extend the Facilities Lease Agreement on a month-to-month basis beyond its original expiration date of December 31, 2000. On November 28, 2000, the Facilities Lease Agreement was extended through the earlier of the date on which the merger of the Company with CSLC was consummated or March 31, 2001, and on a month-to-month basis thereafter if the merger was not consummated by that time. Because the merger agreement was terminated, the Facilities Lease Agreement is expected to continue on a month-to-month basis.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)


2. OPERATING INVESTMENT PROPERTIES SUBJECT TO FACILITIES LEASE AGREEMENT

         At February 28, 200 1, through its consolidated subsidiary, the Company owned five Senior Housing Facilities. The name, location and size of the properties are as set forth below:

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



Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the existing Shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, Lease II, for the purpose of operating the Senior Housing Facilities under the terms of a Facilities Lease Agreement dated September 1, 1995 between the Company's consolidated affiliate, ILM II Holding, as owner of the properties and lessor (the "Lessor"), and Lease II as lessee (the "Lessee"). The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. The Facilities Lease Agreement was originally scheduled to expire on December 31, 2000, unless earlier terminated at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party but on November 13, 2000, was extended beyond its original expiration date on a month-to-month basis. On November 28, 2000, the Facilities Lease Agreement was extended through the earlier of the date on which the merger of the Company with CSLC is consummated or March 31, 2001, and on a month-to-month basis thereafter if the merger is not consummated by that time. Because the merger was terminated prior to March 31, 2001, the Facilities Lease Agreement will continue on a month-to-month basis until the properties are liquidated or December 31, 2001, whichever comes first. During fiscal year 2000, Lease II paid annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount of $3,995,586 per year ($4,035,600 per year in 1999). The reduction in base rent from the previous year was due to the sale of Villa Santa Barbara on August 15, 2000. Beginning September 1, 2000, annual base rent is $3,555,427 (excluding Villa Santa Barbara). Lease II also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rent was $523,000 and $266,000 for the six- and three-month periods ended February 28, 2001 respectively, compared to $719,000 and $368,000 for the six- and three-month periods ended February 29, 2000, respectively.

                             ILM II SENIOR LIVING,
           INC. Notes to Consolidated Financial Statements (Unaudited)
                                  (continued)

3.  RELATED PARTY TRANSACTIONS

         Lease II has retained Capital to be the property manager of the Senior Housing Facilities and the Company has guaranteed the payment of all fees due to Capital pursuant to a Management Agreement which commenced on July 29, 1996. Lawrence A. Cohen, who, through July 28, 1998, served as President, Chief Executive Officer and Director of the Company and a Director of Lease II, has also served in various management capacities at CSLC, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer of CSLC. As a result, through July 28, 1998, Capital was considered a related party. For the six and three-month periods ended February 28, 2001, Capital earned property management fees from Lease II of $409,000 and $201,000, respectively. For the six- and three-month periods ended February 29, 2000, Capital earned property management fees from Lease II of $525,516 and $272,310, respectively. In connection with the Agreement and Plan of Merger discussed in Note 1, the Management Agreement with Capital would have been terminated upon consummation of the merger.

         On September 18, 1997, Lease II entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansion of several of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. The Company will reimburse Lease II for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the six- and three-month periods ended February 28, 2001, and February 29, 2000, Capital Senior Development, Inc. earned no fees from Lease II for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

         Jeffry R. Dwyer, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the six- and three-month periods ended February 28, 2001, Greenberg Traurig earned fees from the Company of $ 566,000 and $245,000, respectively. For the six and three-month periods ended February 29, 2000, Greenberg Traurig earned fees from the Company of $293,150 and $219,789.

         ACCOUNTS RECEIVABLE - RELATED PARTY at February 28, 2001 and August 31, 2000, includes variable rent due from Lease II. ACCOUNTS PAYABLE-RELATED PARTY at February 28, 2001, includes accrued legal fees due to Greenberg Traurig, Counsel to the Company and its affiliate and a related party, as described above. At August 31, 2000, ACCOUNTS PAYABLE - RELATED PARTY includes $40,000 of expense reimbursements payable to Lease II.

                             ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                  (continued)



4.    LEGAL PROCEEDINGS AND CONTINGENCIES

FELDMAN LITIGATION

         On May 8, 1998 Andrew A. Feldman and Jeri Feldman, as Trustees for the Andrew A. & Jeri Feldman Revocable Trust dated September 18, 1990, commenced a purported class action on behalf of that trust and all other shareholders of the Company and ILM I in the Supreme Court of the State of New York, County of New York naming the Company, ILM I and their Directors as defendants. The class action complaint alleged various theories of redress and a broad range of damages.

         On October 15, 1999, the parties entered into a Stipulation of Settlement that was filed with the Court and approved by order dated October 21, 1999. In issuing that order the Court entered a final judgment dismissing the action and all non-derivative claims of the settlement class against the defendants with prejudice. This litigation was settled at no cost to the Company and ILM I. As part of the settlement, CSLC increased its proposed merger consideration payable to the Company and ILM I shareholders and was also responsible for a total of approximately $1.1 million (approximately 40% of which is allocable to the Company) in plaintiffs' attorneys fees and expenses upon consummation of the proposed merger. If the proposed merger was not consummated and if the Company and ILM I were to consummate an extraordinary transaction with a third party, then the Company and ILM I would be responsible for the plaintiffs' attorneys fees and expenses.

         On August 15, 2000, the merger of ILM I with CSLC was consummated and on February 28, 2001, CSLC terminated the proposed merger with the Company. Because of these events and based upon the Stipulation of Settlement, if the Company was to consummate an extraordinary transaction with a third party, the Company would be responsible for the Company's share of the plaintiff"s attorney's fees and expenses.

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

built-in gain tax of as much as $2.5 million, which could be reduced by approximately $270,000, using available net operating loss carryforwards of ILM II Holding of $780,000 that were incurred prior to its conversion to REIT status. ILM II Holding also has net operating losses that were incurred after its conversion to REIT status of approximately $4.2 million. The sale of the Company's interest in Villa Santa Barbara resulted in the recognition of a built-in gain of approximately $600,000, which was offset by pre-conversion net operating losses. As of August 31, 2000, the potential built-in gain tax relating to the Senior Housing Facilities is as much as $2.3 million, which could be further reduced by approximately $50,000, using the remaining available pre-conversion net operating loss carryforwards of ILM II Holding of approximately $150,000. To avoid this built-in gain tax, the Directors are prepared at the appropriate time to recommend to the Shareholders an amendment to the Articles of Incorporation to extend the Company's scheduled liquidation date. Based in part upon advice from the Company's outside tax accountants, commencing in 1996, the Company has acted as though it had made an election in its 1996 tax return to allow the Company to avoid a corporate level tax upon conversion of ILM II Holding from a C-Corporation to a REIT. Because proof of a formal election has not been obtained, the Company is pursuing administrative relief with the Internal Revenue Service to ensure the availability of the benefits of this election. Although the Company believes that it had a legitimate basis to make this election, in part, based upon the advice of its outside tax accountants, ultimate resolution of this matter is at the discretion of the Internal Revenue Service. If unsuccessful, the Company could be liable for up to $2.7 million of additional penalties and interest.

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

         On June 7, 1999, the Company borrowed approximately $1.2 million under the construction loan facility to fund the pre-construction capital costs incurred through April 1999, of the potential expansions of the Senior Housing Facilities. On August 16, 2000, the Company repaid approximately $600,000 of principal on the construction loan facility in connection with the sale of Villa Santa Barbara and the lender sold the remaining loan to CSLC. As part of this transaction, the Company agreed that the term of the loan would not be extended beyond December 31, 2000. On November 28, 2000, the Company and CSLC agreed that the maturity date of the loan would be extended until the date on which the merger of the Company with CSLC is consummated or the date on which the merger agreement is terminated, whichever occurs first. Amounts outstanding under the loan at February 28, 2001, and August 31, 2000, were $570,000. Loan origination fees of $144,000 were paid in connection with this loan facility and are being amortized over the life of the loan. Capitalized interest at February 28, 2001, and August 31, 2000, was $100,952 and $79,310, respectively.

         On April 3, 2001, the remaining $570,000 balance on the construction loan facility plus accrued interest was repaid, and the loan facility was terminated.

6. SUBSEQUENT EVENT

         On March 15, 2001, the Company's Board of Directors declared a quarterly dividend for the three-month period ended February 28, 2001. On April 16, 2001, a dividend of $0.1622 per share of common stock, totaling approximately $840,000 will be paid to Shareholders of record as of March 30, 2001.

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         The Company offered shares of its common stock to the public from September 12, 1990 to May 10, 1991 pursuant to a Registration Statement filed under the Securities Act of 1933, as amended. Capital contributions of $51,812,356 were received by the Company (including $200,000 contributed by PaineWebber) and, after deducting selling expenses and offering costs and allowing for adequate cash reserves, approximately $42.9 million was available to be invested in participating first mortgage loans secured by Senior Housing Facilities. The Company originally invested the net proceeds of the initial public offering in six participating mortgage loans secured by Senior Housing Facilities located in five different states. All of the loans made by the Company were originally with AHC. As previously reported, AHC defaulted on the scheduled mortgage loan payments due to the Company on March 1, 1993. Its parent company, Angeles, subsequently filed for bankruptcy. In fiscal 1994, a Settlement Agreement was executed whereby ownership of the properties was transferred from AHC to certain designated affiliates of the Company which were majority owned by the Company. Subsequently, these affiliates were merged into ILM II Holding, which is majority owned by the Company. ILM II Holding holds title to the five remaining Senior Housing Facilities which comprise the balance of operating investment properties in the accompanying consolidated balance sheets, subject to certain mortgage loans payable to the Company. As part of the fiscal 1994 Settlement Agreement with AHC, ILM II Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of the Agreement. As discussed further below, the Agreement with AHC was terminated in July 1996.

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

         The Facilities Lease Agreement is between the Company's consolidated affiliate, ILM II Holding, as owner of the Senior Housing Facilities and Lessor, and Lease II as Lessee. The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. The Facilities Lease Agreement was originally scheduled to expire on December 31, 2000, unless earlier terminated at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party but on November 13, 2000, was extended beyond its original expiration date on a month-to-month basis. On November 28, 2000, the Facilities Lease Agreement was extended though the earlier of the date on which the merger of the Company with CSLC was consummated or March 31, 2001, and on a month-to-month basis thereafter if the merger was not consummated by that time. As discussed fully under the "Agreement and Plan of Merger with Capital Senior Living Corporation" below, the merger was terminated by CSLC prior to March 31, 2001, and the Facilities Lease Agreement will continue on a month-to-month basis. During fiscal year 2000, Lease II paid annual base rent for the use of all the Senior Housing Facilities in the aggregate amount of $3,995,586 per year ($4,035,600 per year in 1999). The reduction in base rent from the previous year is due to the sale of Villa Santa Barbara on August 15, 2000. Beginning on September 1, 2000, annual base rent is $3,555,427 (excluding Villa Santa Barbara). Lease II also paid variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rental income for the six- and three-month periods ended February 28, 2001, was $523,000 and $266,000, respectively, compared to $642,000 and $332,000 for the six- and three-month periods ended February 29, 2000, respectively.

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

         With this transfer completed, effective January 23, 1997, ILM II Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of non-voting, 8% cumulative preferred stock issued to the Company. The number of authorized shares of preferred stock and common stock in ILM II Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. It is anticipated that dividends will accrue and be paid at liquidation. Cumulative dividends in arrears as of February 28, 2001, on the Preferred Stock in ILM II Holding totaled approximately $36,000.

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

         Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM II Holding to a REIT would not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the properties were to be held for a period of at least ten years from the date of the conversion of ILM II Holding to a REIT. However, since the end of the Company's original anticipated holding period as defined in the Articles of Incorporation is December 31, 2001, the properties may not be held for an additional ten years. Based on management's current estimate of the increase in the values of the Senior Housing Facilities which occurred between April 1994 and January 1996, as supported by independent appraisals, a sale of the Senior Housing Facilities within ten years of the date of the conversion of ILM II Holding to a REIT could result in a built-in gain tax of as much as $2.5 million, which could be reduced by approximately $270,000, using available net operating loss carryforwards of ILM II Holding of $780,000 that were incurred prior to its conversion to REIT status. ILM II Holding also has net operating losses that we re incurred after its conversion to REIT status of approximately $4.2 million. The sale of the Company's interest in Villa Santa Barbara resulted in the recognition of a built-in gain of approximately $600,000, which was offset by pre-conversion net operating losses. As of August 31, 2000, the potential built-in gain tax relating to the Senior Housing Facilities is as much as $2.3 million, which could be further reduced by approximately $50,000, using the remaining available pre-conversion net operating loss carryforwards of ILM II Holding of approximately $150,000. To avoid this built-in gain tax, the Directors are prepared at the appropriate time to recommend to the Shareholders an amendment to the Articles of Incorporation to extend the Company's scheduled liquidation date. Based upon advice from the Company's financial advisors, commencing in

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

GENERAL (CONTINUED)

1996, the Company has acted as though it had made an election in its 1996 tax return to allow the Company to avoid a corporate level built-in gain tax upon conversion of ILM II Holding from a C-Corporation to a REIT. Because proof of a formal election has not been obtained, the Company is pursuing administrative relief with the Internal Revenue Service to ensure the availability of the benefits of this election. Although the Company believes that it had a legitimate basis to make this election, in part, based upon the advice of its outside accountants, ultimate resolution of this matter is at the discretion of the Internal Revenue Service. If unsuccessful, the Company could be liable for up to $2.7 million of additional penalties and interest.

         Because the ownership of the assets of ILM II Holding was expected to be transferred to the Company or its wholly-owned subsidiary, ILM II Holding was capitalized with funds to provide it with working capital only for a limited period of time. At the present time, ILM II Holding is not expected to have sufficient cash flow during fiscal year 2001 to (i) meet its obligations to make the debt service payments due under the loans, and (ii) pay for capital improvements and structural repairs in accordance with the terms of the Facilities Lease Agreement. Although ILM II Holding is not expected to fully fund its scheduled debt service payments to the Company, the estimated current values of the Senior Housing Facilities are well in excess of the mortgage principal amounts plus accrued interest at February 28, 2001. As a result, the Company is expected to recover the full amount that would be due under the loans upon sale of the Senior Housing Facilities.

TERMINATED AGREEMENT AND PLAN OF MERGER WITH CAPITAL SENIOR LIVING CORPORATION

         On February 7, 1999, the Company entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, as subsequently amended, with CSLC and certain affiliates of CSLC.

         On June 22, 2000, holders of more than two-thirds of the outstanding shares of the Company's common stock voted in favor of approval of the proposed Agreement and Plan of Merger.

         On August 15, 2000, the Company caused ILM II Holding to complete the sale of its 75% co-tenancy interest in its senior living facility located in Santa Barbara, California ("Villa Santa Barbara"), to CSLC for $10,143,750. In consideration for the sale, the Company received $9,543,750 in cash and CSLC contributed $600,000 toward the Company's outstanding construction loan debt and assumed certain then current transaction expenses of the Company in connection with the previously announced proposed merger. The remaining 25% co-tenancy interest in Villa Santa Barbara was formerly owned by ILM Holding, Inc. ("Holding I"), a subsidiary of ILM Senior Living, Inc. ("ILM I") and was transferred to CSLC at the time the merger between ILM I and CSLC was consummated. A gain on the sale of approximately $6,160,000 has been recognized in the accompanying consolidated statement of income for the year ended August 31, 2000. It is anticipated that this gain will result in a built-in gain tax which would be reduced by available net operating loss carryforwards from the period when the Company was a so-called "C" Corporation (prior to the Company's conversion to a REIT for 1996).

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



GENERAL (CONTINUED)


         On February 8, 2001, the Company received notice from CSLC terminating the merger agreement. CSLC stated in its termination letter that it terminated the merger agreement because of its concerns relating to the Company's claimed election in 1996 to defer built-in gain taxes upon conversion of ILM II Holding from a "C" Corporation to a REIT. As previously reported in the Company's public filings, the Company claimed this election based upon the advice of its outside tax accountants; ha s operated since 1996 under the belief that such election was validly perfected; and is pursuing administrative relief with the Internal Revenue Service to ensure the availability of the Company's election to defer such corporate level built-in gain taxes. The Company believes that it has a legitimate basis to claim the election based, in part, and with reliance upon the advice of its outside tax accountants. Ultimate resolution of this matter is at the discretion of the Internal Revenue Service. An adverse determination by the Internal Revenue Service would result in the payment of interest and penalties due on tax payments which were deferred since 1996. The Company cannot estimate with certainty the timing of such resolution nor can there be any assurance as to the outcome of this matter.

         As noted above, the Facilities Lease Agreement, which was scheduled to expire on December 31, 2000, was extended through the earlier of the date on which the merger of the Company with CSLC was consummated or March 31, 2001, and on a month-to-month basis thereafter if the merger was not consummated by that time. In view of CSLC's termination of the merger agreement, it is anticipated that the Facilities Lease Agreement will continue on a month-to-month basis in full force and effect pursuant to its terms.

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

         Occupancy levels for the five remaining properties in which the Company has invested averaged 88% and 92% for the three months ended February 28, 2001 and February 29, 2000, respectively. The Company's net operating cash flow is expected to be relatively stable and predictable due to the structure of the Facilities Lease Agreement. Beginning September 1, 2000, the annual base rental payments owed to ILM II Holding (excluding Villa Santa Barbara) are $3,555,427 and will remain at that level for the remainder of the lease term, including any month-to-month extensions. In addition, the Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation, as discussed further above, which became effective in January 1997.

         The Company had been pursuing the potential for future expansion of several of the Senior Housing Facilities which are located in areas that have particularly strong markets for senior housing to increase cash flow and shareholder value. Potential expansion candidates include the facilities located in Omaha, Nebraska; St. Louis County, Missouri; and Fort Myers, Florida. As part of this expansion program, during fiscal year 1999, approximately one acre of land located adjacent to the Omaha facility was acquired for approximately $135,000. The Fort Myers facility includes a vacant parcel of approximately one and one-half acres which could accommodate an expansion of the existing facility or the construction of a new free-standing facility. Preliminary feasibility evaluations have been completed for all of these potential expansions and pre-construction design and construction-cost evaluations have been completed for expansions of the facilities located in Omaha and Fort Myers.

         To date, no construction has been started and expansion plans had been temporarily suspended pending the expected merger of the Company with CSLC. As previously reported, the merger with CSLC was terminated by CSLC on February 8, 2001. The Company will carefully evaluate the costs and benefits before proceeding with the construction of any of these expansions. Depending on the extent of any expansions deemed appropriate, such plans would result in the need for substantial capital.

         During 1999, the Company secured a construction loan facility with a major bank that provides the Company with up to $8.8 million to fund the capital costs of the potential expansion programs. The construction loan facility is secured by a first mortgage of the Senior Housing Facilities and collateral assignment of the Company's leases of such Senior Housing Facilities. The loan was scheduled to expire on December 31, 2000, with possible extensions through September 29, 2003. Principal is due at expiration. Interest was payable at a rate equal to LIBOR plus 1.10% or Prime plus 0.5%. Loan origination costs in connection with this loan facility are being amortized over the life of the loan.

         On June 7, 1999, the Company borrowed approximately $1.2 million under the construction loan facility to fund the pre-construction capital costs incurred through April 1999, of the potential expansions of the Senior Housing Facilities. On August 16, 2000, the Company repaid approximately $600,000 of principal on the construction loan facility and the lender sold the loan to CSLC. As part of the transaction, the Company agreed that the term of the loan would not be extended beyond December 31, 2000. On November 28, 2000, the Company and CSLC agreed that the maturity date of the loan would be extended until the date on which the merger of the Company with CSLC is consummated or the date on which the merger agreement is terminated, whichever occurs first. Amounts outstanding under the loan at both February 28, 2001, and August 31, 2000, were $570,000.

         On March 31, 2001, the remaining $570,000 balance on the construction loan facility plus accrued interest was repaid, and the loan facility was terminated.

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


         LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         At February 28, 2001, the Company had cash and cash equivalents of $2,314,000 compared to $11,258,000 at August 31, 2000. Remaining cash amounts will be used for the working capital requirements of the Company, along with the possible investment in the properties owned by ILM II Holding for certain capital improvements, and for dividends to the Shareholders. (On December 15, 2000, dividends of $1.89 per share were paid to Shareholders of record as of November 1, 2000, distributing net proceeds from the sale of the Company's investment in Villa Santa Barbara. Also on December 15, 2000, the Company paid a quarterly dividend of $0.1622 per share to Shareholders of record as of December 15, 2000.) Future capital improvements could be financed from operations or through borrowings, depending on the magnitude of the improvements, the availability of financing and the Company's incremental borrowing rate. The source of future liquidity and dividends to the Shareholders is expected to be through facilities lease payments from Lease II, interest income earned on invested cash reserves and proceeds from the future sales of the underlying operating investment properties. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis. The Company generally will be obligated to distribute annually at least 95% of its taxable income to its Shareholders in order to continue to qualify as a REIT under the Internal Revenue Code.

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

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2001 VERSUS THE SIX MONTHS ENDED FEBRUARY 29, 2000

         Net income decreased $1,024,000 or 78.0% from income of $1,313,000 for the six-month period ended February 29, 2000 compared to income of $ 289,000 for the six-month period ended February 28, 2001. Total revenue was $2,438,000 representing a decrease of $308,000, or 11.2%, compared to the same period of the prior year. Rental and other income decreased $428,000 or 15.7%, to $2,293,000 for the six-month period ended February 28, 2001, compared to $2,721,000 for the six-month period ended February 28, 2001, due to decreased rental income earned pursuant to the terms of the Facilities Lease Agreement and primarily as a result of the sale of Villa Santa Barbara. Total expenses increased $716,000, or 50.0%, to $2,149,000 for the six-month period ended February 28, 2001, compared to $1,433,000 for the six-month period ended February 29, 2000. This overall increase in expenses is primarily attributable to a $557,000 or 95.2% increase in professional fees due to increased legal fees associated with the agreement and plan of merger with CSLC (as discussed in Note 1 to the financial statements). The $ 155,000 or 127.0% increase in general and administrative expenses to $277,000 for the six-month period ended February 28, 2001, from $122,000 for the same period last year, is due to a variety of factors including increased Director and Officer insurance costs of $160,000 or 269.8%; offset by a $23,000 or 75.5% decrease in postage and mailing costs and minor increases and decreases in other costs.

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2001, VERSUS THE THREE MONTHS ENDED FEBRUARY 29,2000

         Net income decreased $380,000 or 56.5% to $292,000 for the second quarter ended February 28, 2001, compared to $672,000 for the second quarter ended February 29, 2000. Total revenue was $1,209,000 representing a decrease of $171,000 or 12.4%, compared to the same period of the prior year. Rental and other income decreased $215,000 or 15.7%, to $1,154,000 for the quarter ended February 28, 2001, compared to $1,369,000 for the quarter ended February 29, 2000, due to decreased rental income earned subsequent to the sale of Villa Santa Barbara and pursuant to the terms of the Facilities Lease Agreement. Total expenses increased $209,000, or 29.5%, to $917,000 for the three-month period ended February 28, 2001, compared to $708,000 for the three-month period ended February 29, 2000. This increase in expenses is primarily attributable to a $198,000 or 71.0% increase in professional fees due to increased use of financial and advisory professionals who were engaged to assist the Company with the agreement and plan of merger with CSLC (as discussed in Note 1 to the financial statements) as well as the sale of Villa Santa Barbara. This increase in expenses was accompanied by minor increases in other expenses as well.

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

                           ILM II SENIOR LIVING, INC.

                            PART II-OTHER INFORMATION


ITEM 1. THROUGH 4.     NONE

ITEM 5.  OTHER INFORMATION

The Company's Board of Directors and management are working diligently with outside legal counsel and financial advisors to identify, formulate and pursue all strategic alternatives to maximize Shareholder value , including, without limitation, putting the company up for sale as a going concern and liquidating the Company's senior living properties by means of public auction, privately negotiated sale or otherwise. The Company has contacted, and intends to continue to contact prospective purchasers for purposes of requesting their submission of bona fide offers to acquire the company's stock or assets upon terms and conditions that are in the best interests of the Company's Shareholders. In tandem with the above, the Board of Directors is considering recommending to the Shareholders an amendment to the Company 's Articles of Incorporation for purposes of extending the Company's existing corporate finite-life. Such an extension could avoid the built-in gain tax discussed above, which may occur upon any sale of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated February 14, 2001, announcing that on February 8, 2001, the Company received notice from CSLC terminating the Amended and Restated Agreement and Plan of Merger dated October 19, 1999, as amended, between the Company and CSLC.

                           ILM II SENIOR LIVING, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     BY:  ILM II SENIOR LIVING, INC.


                                     By:  /s/ J. WILLIAM SHARMAN, JR.
                                          -----------------------------------
                                          J. William Sharman, Jr.
                                          President and Director




Dated:  April 12,  2001
      ----------------------