Form 10-Q
period 2001-05-31
ILM II SENIOR LIVING INC /VA
filed 2001-08-24
CIK 861880

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR QUARTERLY PERIOD ENDED MAY 31, 2001

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the transition period from _____to_____.

                         Commission File Number: 0-18942

                           ILM II SENIOR LIVING, INC.
             (Exact name of registrant as specified in its charter)

  Virginia                                                  06-1293758
---------------------                                  -----------------------
(State of organization)                                  (I.R.S. Employer
                                                        Identification No.)

1750 Tysons Boulevard, Suite 1200, Tysons Corner, Va           22102
------------------------------------------------------------------------------
(Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code:       (888) 257-3550
                                                       -------------------------

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
Yes   X      No
    ------      -----

Shares of common stock outstanding as of May 31, 2001:  5,181,236

                                  Page 1 of 28
================================================================================

                            ILM II SENIOR LIVING, INC

                                      INDEX


Part I.  Financial Information                                                                              PAGE
                                                                                                            ----
         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  May 31, 2001 (Unaudited) and August 31, 2000.................................................4

                  Consolidated Statements of Operations
                  For the nine months and three months ended May 31, 2001 and 2000 (Unaudited).................5

                  Consolidated Statements of Changes in Shareholders' Equity
                  For the nine months ended May 31, 2001 and 2000 (Unaudited)..................................6

                  Consolidated Statements of Cash Flows
                  For the nine months ended May 31, 2001 and 2000 (Unaudited)..................................7

                  Notes to Consolidated Financial Statements (Unaudited)....................................8-17

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....18-25

Part II.  Other Information

         Item 5.  Other Information...........................................................................26

         Item 6.  Exhibits and Reports on Form 8-K............................................................27

Signatures....................................................................................................28

                            ILM II SENIOR LIVING, INC


PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements
         (see next page)

                          CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                  May 31, 2001 (Unaudited) and August 31, 2000
                 (Dollars in thousands, except per share data)

Assets                                                           May 31, 2001      August 31, 2000
--------------------------------------------------------------------------------------------------
Operating investment properties, at cost:
  Land                                                        $         4,593   $            4,522
  Building and improvements                                            24,247               24,190
  Furniture, fixtures and equipment                                     3,856                3,856
                                                              ------------------------------------
                                                                       32,696               32,568
  Less: accumulated depreciation                                       (9,706)              (8,813)
                                                              ------------------------------------
                                                                       22,990               23,755
Unamortized mortgage fees                                               1,247                1,247
Less: accumulated amortization                                         (1,199)              (1,106)
                                                              ------------------------------------
                                                                           48                  141
Loan origination fees                                                     144                  144
Less: accumulated amortization                                           (144)                 (84)
                                                              ------------------------------------
                                                                           --                   60
Cash and cash equivalents                                               1,395               11,258
Accounts receivable--related party                                        237                  376
Prepaid expenses and other assets                                          18                   15
Deferred rent receivable                                                   --                    6
                                                              ------------------------------------
                                                              $        24,688   $           35,611
                                                              ====================================
Liabilities and Shareholders' Equity
--------------------------------------------------------------------------------------------------
Accounts payable and accrued expenses                         $           173   $              121
Accounts payable--related party                                           617                   40
Construction loan payable                                                  --                  570
Preferred shareholders' minority interest in subsidiary                   149                  143
                                                              ------------------------------------
    Total liabilities                                                     939                  874
Contingencies
Shareholders' equity:
  Common stock, $0.01 par value,
    12,500,000 shares authorized
    5,181,236 shares issued and outstanding                                52                   52
  Additional paid-in capital                                           44,823               44,823
  Accumulated deficit                                                 (21,126)             (10,138)
                                                              ------------------------------------
    Total shareholder's equity                                         23,749               34,737
                                                              ------------------------------------
                                                              $        24,688   $           35,611
                                                              ====================================

                            See accompanying notes.

--------------------------------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

  For the nine months and three months ended May 31, 2001 and 2000 (Unaudited)
                 (Dollars in thousands, except per share data)

                                                 Nine Months Ended            Three Months Ended
                                               May 31,        May 31,        May 31,        May 31,
                                              -----------------------       -----------------------
                                                  2001           2000           2001           2000
---------------------------------------------------------------------------------------------------
Revenues
  Rental income                                $3,419         $4,084         $1,126         $1,364
  Interest income                                 162             32             17              7
                                              -----------------------------------------------------
                                                3,581          4,116          1,143          1,371
Expenses
  Depreciation expense                            893            893            298            298
  Amortization expense                            153            137             65             48
  General and administrative                      400            202            125             82
  Professional fees                             1,577          1,022            490            362
  Directors' compensation                          73             70             25             27
                                              -----------------------------------------------------
                                                3,096          2,324          1,003            817
                                              -----------------------------------------------------
Net Income                                     $  485         $1,792         $  140         $  554
                                              =====================================================
Basic earnings per share of common
  stock                                        $ 0.09         $ 0.35         $ 0.03         $ 0.11
                                              =====================================================
Cash dividends paid per share of common
  stock                                        $ 2.21         $ 0.64         $ 0.16         $ 0.21
                                              =====================================================

The above earnings and cash dividends paid per share of common stock are based upon the 5,181,236 shares outstanding for each period.

                            See accompanying notes.

--------------------------------------------------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

          For the nine months ended May 31, 2001 and 2000 (Unaudited)
                 (Dollars in thousands, except per share data)

                                    Common Stock
                                   $.01 Par Value      Additional
                                --------------------    Paid-In     Accumulated
                                 Shares      Amount     Capital       Deficit       Total
-------------------------------------------------------------------------------------------
Shareholders' equity at
  August 31, 1999               5,181,236     $52       $44,823       $(15,544)    $ 29,331
Cash dividends paid                    --      --            --         (3,303)      (3,303)
Net income                             --      --            --          1,792        1,792
                                -----------------------------------------------------------
Shareholders' equity at May
  31, 2000                      5,181,236     $52       $44,823       $(17,055)    $ 27,820
                                ===========================================================
Shareholders' equity at
  August 31, 2000               5,181,236     $52       $44,823       $(10,138)    $ 34,737
Cash dividends paid                    --      --            --        (11,473)     (11,473)
Net income                             --      --            --            485          485
                                -----------------------------------------------------------
Shareholders' equity at May
  31, 2001                      5,181,236     $52       $44,823       $(21,126)    $ 23,749
                                ===========================================================

                            See accompanying notes.

--------------------------------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

          For the nine months ended May 31, 2001 and 2000 (Unaudited)
                             (Dollars in thousands)

                                                                Nine Months Ended
                                                               May 31,       May 31,
                                                              ----------------------
                                                                  2001          2000
------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                  $    485      $ 1,792
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization expense                      1,046        1,030
      Changes in assets and liabilities:
        Accounts receivable--related party                         139          (46)
        Prepaid expenses and other assets                           (3)         (15)
        Deferred rent receivable                                     6           23
        Accounts payable and accrued expenses                       52         (140)
        Accounts payable--related party                            577         (398)
        Preferred shareholders' minority interest                    6            7
                                                              ----------------------
          Net cash provided by operating activities              2,308        2,253
Cash flows from investing activity:
  Additions to operating investment properties                    (128)        (242)
                                                              ----------------------
          Net cash used in investing activity                     (128)        (242)
Cash flows from financing activity:
  Repayment of Construction Loan Payable to CSLC                  (570)          --
  Cash dividends paid to shareholders                          (11,473)      (3,303)
                                                              ----------------------
          Net cash used in financing activity                  (12,043)      (3,303)
Net decrease in cash and cash equivalents                       (9,863)      (1,292)
Cash and cash equivalents, beginning of period                  11,258        1,913
                                                              ----------------------
Cash and cash equivalents, end of period                      $  1,395      $   621
                                                              ======================
Supplemental disclosure:
Cash paid during the period for construction loan interest    $     28      $    64
                                                              ======================

                            See accompanying notes.

--------------------------------------------------------------------------------

             Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

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

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America for interim financial information, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of May 31, 2001, and revenues and expenses for each of the nine- and three-month periods ended May 31, 2001 and 2000. Actual results could differ from the estimates and assumptions used. Certain numbers in the prior period's financial statements have been reclassified to conform to the current period's presentation. The results of operations for the nine-month period ended May 31, 2001, are not necessarily indicative of the results that may be expected for the year ending August 31, 2001.

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

The Company originally invested the net proceeds of the initial public offering in six participating mortgage loans collateralized by senior housing facilities located in five different states ("Senior Housing Facilities"). All of the loans made by the Company were originally to Angeles Housing Concepts, Inc. ("AHC"), as mortgagor, a company specializing in the

--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

development, acquisition and operation of Senior Housing Facilities and guaranteed by AHC's corporate parent, Angeles Corporation ("Angeles").

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

The Company made charitable gifts of one share of the preferred stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The preferred stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the preferred stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. It is anticipated that dividends will accrue and be paid at liquidation of ILM II Holding. Cumulative dividends accrued as of May 31, 2001 on the preferred stock in ILM II Holding totaled approximately $38,000.

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

--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

Terminated Agreement and Plan of Merger with Capital Senior Living Corporation ("CSLC")

On February 7, 1999, the Company entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, as subsequently amended, with CSLC and certain affiliates of CSLC.

On June 22, 2000, holders of more than two-thirds of the outstanding shares of the Company's common stock voted in favor of approval of the proposed Agreement and Plan of Merger.

On August 15, 2000, the Company caused ILM II Holding to complete the sale of its 75% co-tenancy interest in its senior living facility located in Santa Barbara, California ("Villa Santa Barbara"), to CSLC for $10,143,750. In consideration for the sale, the Company received $9,543,750 in cash and CSLC contributed $600,000 toward the Company's outstanding construction loan debt and assumed certain then current transaction expenses of the Company in connection with the previously announced proposed merger. The remaining 25% co-tenancy interest in Villa Santa Barbara was formerly owned by ILM Holding, Inc. ("Holding I"), a subsidiary of ILM Senior Living, Inc. ("ILM I") and was transferred to CSLC at the time the merger between ILM I and CSLC was consummated. A gain on the sale of approximately $6,160,000 was recognized in the consolidated statement of income for the year ended August 31, 2000. It is anticipated that this gain will result in a built-in gain tax which would be reduced by available net operating loss carryforwards from the period when the Company's subsidiary was a so-called "C" Corporation (prior to the Company's conversion of its subsidiary to a REIT for the year 1996).

On February 8, 2001, the Company received notice from CSLC terminating the merger agreement. CSLC stated in its termination letter that it terminated the merger agreement because of its concerns relating to the Company's claimed election in 1996 to defer built-in gain taxes upon conversion of ILM II Holding from a "C" Corporation to a REIT. As previously reported in the Company's public filings, the Company claimed this election based upon the advice of its outside tax accountants, has operated since 1996 under the belief that such election was validly perfected, and pursued administrative relief with the Internal Revenue Service to ensure the availability of the Company's election to defer such corporate level built-in gain taxes. On May 8, 2001, the Internal Revenue Service notified the Company that it granted the requested administrative relief in this matter and, accordingly, the built-in gain tax has been deferred.

--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

On November 13, 2000, the Company's Board of Directors voted to extend the Facilities Lease Agreement on a month-to-month basis beyond its original expiration date of December 31, 2000. On November 28, 2000, the Facilities Lease Agreement was extended through the earlier of the date on which the merger of the Company with CSLC was consummated or March 31, 2001, and on a month-to-month basis thereafter if the merger was not consummated by that time. Although there can be no assurance, the Facilities Lease Agreement is expected to continue on a month-to-month basis.

2. Operating Investment Properties Subject to Facilities Lease Agreement

At May 31, 2001, through its consolidated subsidiary, the Company owned five Senior Housing Facilities. The name, location and size of the properties are as set forth below:

                                              YEAR FACILITY   RENTABLE      RESIDENT
NAME                          LOCATION            BUILT       UNITS (1)   CAPACITY (1)
--------------------------------------------------------------------------------------
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

Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the existing Shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, Lease II, for the purpose of operating the Senior Housing Facilities under the terms of a Facilities Lease Agreement dated September 1, 1995 between the Company's consolidated affiliate, ILM II Holding, as owner of the properties and lessor (the "Lessor"), and Lease II as lessee (the "Lessee"). The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. The Facilities Lease Agreement was originally scheduled to expire on December 31, 2000, unless earlier terminated at the election of the

--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party but on November 13, 2000, was extended beyond its original expiration date on a month-to-month basis. On November 28, 2000, the Facilities Lease Agreement was extended through the earlier of the date on which the merger of the Company with CSLC is consummated or March 31, 2001, and on a month-to-month basis thereafter if the merger is not consummated by that time. Because the merger was terminated prior to March 31, 2001, the Facilities Lease Agreement will continue on a month-to-month basis until the properties are liquidated or December 31, 2001, whichever comes first. During fiscal year 2000, Lease II paid annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount of $3,995,586 per year ($4,035,600 per year in 1999). The reduction in base rent from the previous year was due to the sale of Villa Santa Barbara on August 15, 2000. Beginning September 1, 2000, annual base rent is $3,555,427 (excluding Villa Santa Barbara). Lease II also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $11,634,000. Variable rent was $759,000 and $237,000 for the nine- and three-month periods ended May 31, 2001, respectively, compared to $1,081,000 and $363,000 for the nine- and three-month periods ended May 31, 2000, respectively.

Lease II has retained Capital to be the property manager of the Senior Housing Facilities and the Company has guaranteed the payment of all fees due to Capital pursuant to a Management Agreement which commenced on July 29, 1996. For the nine- and three-month periods ended May 31, 2001, Capital earned property management fees from Lease II of $558,000 and $149,000, respectively. For the nine- and three-month periods ended May 31, 2000, Capital earned property management fees from Lease II of $738,707 and $213,191, respectively.

On September 18, 1997, Lease II entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansion of several of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. The Company will reimburse Lease II for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the nine- and three-month periods ended May 31, 2001, and 2000, Capital Senior Development, Inc. earned no fees from Lease II for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

3. Related Party Transactions

Jeffry R. Dwyer, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the nine- and three-month periods ended May 31, 2001, Greenberg Traurig earned fees from the Company of $991,000 and $411,000, respectively. For the nine- and three-month periods ended May 31, 2000, Greenberg Traurig earned fees from the Company of $603,000 and $231,000.

ACCOUNTS RECEIVABLE--RELATED PARTY at May 31, 2001 and August 31, 2000, includes variable rent due from Lease II. ACCOUNTS PAYABLE--RELATED PARTY at May 31, 2001, includes accrued legal fees due to Greenberg Traurig, Counsel to the Company and its affiliate and a related party, as described above. At
August 31, 2000, ACCOUNTS PAYABLE--RELATED PARTY includes $40,000 of expense reimbursements payable to Lease II.

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

--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

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

Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM II Holding to a REIT would not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the properties were to be held for a period of at least ten years from the date of the conversion of ILM II Holding to a REIT. However, since the end of the Company's original anticipated holding period as defined in the Articles of Incorporation is December 31, 2001, the properties may not be held for an additional ten years. Based on management's current estimate of the increase in the values of the Senior Housing Facilities which occurred between April 1994 and January 1996, as supported by independent appraisals, a sale of the Senior Housing Facilities within ten years of the date of the conversion of ILM II Holding to a REIT could result in a built-in gain tax of as much as $2.5 million, which could be reduced by approximately $270,000, using available net operating loss carryforwards of ILM II Holding of $780,000 that were incurred prior to its conversion to REIT status. ILM II Holding also has net operating losses that were incurred after its conversion to REIT status of approximately $4.2 million. The sale of the Company's interest in Villa Santa Barbara resulted in the recognition of a built-in gain of approximately $600,000, which was offset by pre-conversion net operating losses. As of August 31, 2000, the potential built-in gain tax relating to the Senior Housing Facilities is as much as $2.3 million, which could be further reduced by approximately $50,000, using the remaining available pre-conversion net operating loss carryforwards of ILM II Holding of approximately $150,000. To avoid this built-in gain tax, the Directors have recommended to the Shareholders an amendment to the Articles of Incorporation to extend the Company's scheduled liquidation date. Based in part upon advice from the Company's outside tax accountants, commencing in 1996, the Company has acted as though it had made an election in its 1996 tax return to allow the Company to avoid a corporate level tax upon conversion of ILM II Holding from a "C" Corporation to a REIT. Because proof of a formal

--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

election had not then been obtained, the Company pursued administrative relief with the Internal Revenue Service to ensure the availability of the benefits of this election. On May 8, 2001, the Internal Revenue Service notified the Company that it granted the requested administrative relief in this matter and, accordingly, the built-in gain tax has been deferred.

5. Construction Loan Financing

During 1999 the Company obtained a construction loan facility with a major bank that provided the Company with up to $8.8 million to fund the capital costs of potential expansion programs. The construction loan facility was collateralized by a first mortgage of the Senior Housing Facilities and collateral assignment of the Company's leases of such properties. The loan was scheduled to expire on December 31, 2000, with possible extensions through September 29, 2003. Principal was due at expiration. Interest was payable monthly at a rate equal to LIBOR plus 1.10% or Prime plus 0.5%.

On June 7, 1999, the Company borrowed approximately $1.2 million under the construction loan facility to fund the pre-construction capital costs incurred through April 1999, of the potential expansions of the Senior Housing Facilities. On August 16, 2000, the Company repaid approximately $600,000 of principal on the construction loan facility in connection with the sale of Villa Santa Barbara and the lender sold the remaining loan to CSLC. As part of this transaction, the Company agreed that the term of the loan would not be extended beyond December 31, 2000. On November 28, 2000, the Company and CSLC agreed that the maturity date of the loan would be extended until the date on which the merger of the Company with CSLC was consummated or the date on which the merger agreement was terminated, whichever occurred first. On February 28, 2001, CSLC terminated the proposed merger with the Company, and on April 3, 2001, the remaining principal balance plus accrued interest was repaid in full. Amounts outstanding under the loan at May 31, 2001, and August 31, 2000, were $0 and $570,000, respectively. Loan origination fees of $144,000 were paid in connection with this loan facility and were being amortized over the life of the loan. On April 3, 2001, unamortized loan origination fees totaling $29,867 were amortized to expense with repayment of the loan. Capitalized interest at May 31, 2001, and August 31, 2000, was $107,059 and $79,310, respectively.

6. Subsequent Event

In June 2001, the Company's Board of Directors declared a quarterly dividend for the three-month period ended May 31, 2001. On July 16, 2001, a dividend of $0.1622 per share of common stock, totaling approximately $840,000 will be paid to Shareholders of record as of June 30, 2001.

--------------------------------------------------------------------------------

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
--------------------------------------------------------------------------------

General

The Company offered shares of its common stock to the public from September 12, 1990 to May 10, 1991 pursuant to a Registration Statement filed under the Securities Act of 1933, as amended. Capital contributions of $51,812,356 were received by the Company (including $200,000 contributed by PaineWebber) and, after deducting selling expenses and offering costs and allowing for adequate cash reserves, approximately $42.9 million was available to be invested in participating first mortgage loans collateralized by Senior Housing Facilities. The Company originally invested the net proceeds of the initial public offering in six participating mortgage loans collateralized by Senior Housing Facilities located in five different states. All of the loans made by the Company were originally with AHC. As previously reported, AHC defaulted on the scheduled mortgage loan payments due to the Company on March 1, 1993. Its parent company, Angeles, subsequently filed for bankruptcy. In fiscal 1994, a Settlement Agreement was executed whereby ownership of the properties was transferred from AHC to certain designated affiliates of the Company which were majority owned by the Company. Subsequently, these affiliates were merged into ILM II Holding, which is majority owned by the Company. ILM II Holding holds title to the five remaining Senior Housing Facilities which comprise the balance of operating investment properties in the accompanying consolidated balance sheets, subject to certain mortgage loans payable to the Company. As part of the fiscal 1994 Settlement Agreement with AHC, ILM II Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of the Agreement. As discussed further below, the Agreement with AHC was terminated in July 1996.

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

The Facilities Lease Agreement is between the Company's consolidated affiliate, ILM II Holding, as owner of the Senior Housing Facilities and Lessor, and Lease II as Lessee. The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses,

--------------------------------------------------------------------------------

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
--------------------------------------------------------------------------------

governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. The Facilities Lease Agreement was originally scheduled to expire on December 31, 2000, unless earlier terminated at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party but on November 13, 2000, was extended beyond its original expiration date on a month-to-month basis. On November 28, 2000, the Facilities Lease Agreement was extended though the earlier of the date on which the merger of the Company with CSLC was consummated or March 31, 2001, and on a month-to-month basis thereafter if the merger was not consummated by that time. As discussed fully under the "Agreement and Plan of Merger with Capital Senior Living Corporation" below, the merger was terminated by CSLC prior to March 31, 2001, and, although there can be no assurance, the Facilities Lease Agreement is expected to continue on a month-to-month basis. During fiscal year 2000, Lease II paid annual base rent for the use of all the Senior Housing Facilities in the aggregate amount of $3,995,586 per year ($4,035,600 per year in 1999). The reduction in base rent from the previous year is due to the sale of Villa Santa Barbara on August 15, 2000. Beginning on September 1, 2000, annual base rent is $3,555,427 (excluding Villa Santa Barbara). Lease II also paid variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $11,634,000. Variable rental income for the nine- and three-month periods ended May 31, 2001, was $759,000 and $237,000, respectively, compared to $1,081,000 and $363,000 for the nine- and three-month periods ended May 31, 2000, respectively.

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

--------------------------------------------------------------------------------

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
--------------------------------------------------------------------------------

With this transfer completed, effective January 23, 1997, ILM II Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of non-voting, 8% cumulative preferred stock issued to the Company. The number of authorized shares of preferred stock and common stock in ILM II Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. It is anticipated that dividends will accrue and be paid at liquidation. Cumulative dividends in arrears as of May 31, 2001, on the Preferred Stock in ILM II Holding totaled approximately $38,000.

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

Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM II Holding to a REIT would not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the properties were to be held for a period of at least ten years from the date of the conversion of ILM II Holding to a REIT. However, since the end of the Company's original anticipated holding period as defined in the Articles of Incorporation is December 31, 2001, the properties may not be held for an additional ten years. Based on management's current estimate of the increase in the values of the Senior Housing Facilities which occurred between April 1994 and January 1996, as supported by independent appraisals, a sale of the Senior Housing Facilities within ten years of the date of the conversion of ILM II Holding to a REIT could result in a built-in gain tax of as much as $2.5 million, which could be reduced by approximately $270,000, using available net operating loss carryforwards of ILM II Holding of $780,000 that were incurred prior to its conversion to REIT status. ILM II Holding also has net operating losses that were incurred after its conversion to REIT status of approximately $4.2 million. The sale of the Company's

--------------------------------------------------------------------------------

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
--------------------------------------------------------------------------------

interest in Villa Santa Barbara resulted in the recognition of a built-in gain of approximately $600,000, which was offset by pre-conversion net operating losses. As of August 31, 2000, the potential built-in gain tax relating to the Senior Housing Facilities is as much as $2.3 million, which could be further reduced by approximately $50,000, using the remaining available pre-conversion net operating loss carryforwards of ILM II Holding of approximately $150,000. To avoid this built-in gain tax, the Directors have recommended to the Shareholders an amendment to the Articles of Incorporation to extend the Company's scheduled liquidation date. Based upon advice from the Company's financial advisors, commencing in 1996, the Company has acted as though it had made an election in its 1996 tax return to allow the Company to avoid a corporate level built-in gain tax upon conversion of ILM II Holding from a "C" Corporation to a REIT. Because proof of a formal election had not then been obtained, the Company pursued administrative relief with the Internal Revenue Service to ensure the availability of the benefits of this election. On May 8, 2001, the Internal Revenue Service notified the Company that it granted the requested administrative relief in this matter and, accordingly, the built-in gain tax has been deferred.

Because the ownership of the assets of ILM II Holding was expected to be transferred to the Company or its wholly-owned subsidiary, ILM II Holding was capitalized with funds to provide it with working capital only for a limited period of time. At the present time, ILM II Holding is not expected to have sufficient cash flow during fiscal year 2001 to (i) meet its obligations to make the debt service payments due under the loans, and (ii) pay for capital improvements and structural repairs in accordance with the terms of the Facilities Lease Agreement. Although ILM II Holding is not expected to fully fund its scheduled debt service payments to the Company, the estimated current values of the Senior Housing Facilities are well in excess of the mortgage principal amounts plus accrued interest at May 31, 2001. As a result, the Company is expected to recover the full amount that would be due under the loans upon sale of the Senior Housing Facilities.

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

--------------------------------------------------------------------------------

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
--------------------------------------------------------------------------------

On August 15, 2000, the Company caused ILM II Holding to complete the sale of its 75% co-tenancy interest in its senior living facility located in Santa Barbara, California ("Villa Santa Barbara"), to CSLC for $10,143,750. In consideration for the sale, the Company received $9,543,750 in cash and CSLC contributed $600,000 toward the Company's outstanding construction loan debt and assumed certain then current transaction expenses of the Company in connection with the previously announced proposed merger. The remaining 25% co-tenancy interest in Villa Santa Barbara was formerly owned by ILM Holding, Inc. ("Holding I"), a subsidiary of ILM Senior Living, Inc. ("ILM I") and was transferred to CSLC at the time the merger between ILM I and CSLC was consummated. A gain on the sale of approximately $6,160,000 has been recognized in the accompanying consolidated statement of income for the year ended
August 31, 2000. It is anticipated that this gain will result in a built-in gain tax which would be reduced by available net operating loss carryforwards from the period when the Company's subsidiary was a so-called "C" Corporation (prior to the Company's conversion of its subsidiary to a REIT for the year 1996).

On February 8, 2001, the Company received notice from CSLC terminating the merger agreement. CSLC stated in its termination letter that it terminated the merger agreement because of its concerns relating to the Company's claimed election in 1996 to defer built-in gain taxes upon conversion of ILM II Holding from a "C" Corporation to a REIT. As previously reported in the Company's public filings, the Company claimed this election based upon the advice of its outside tax accountants; has operated since 1996 under the belief that such election was validly perfected; and pursued administrative relief with the Internal Revenue Service to ensure the availability of the Company's election to defer such corporate level built-in gain taxes. On May 8, 2001, the Internal Revenue Service notified the Company that it granted the requested administrative relief in this matter and, accordingly, the built-in gain tax has been deferred.

As noted above, the Facilities Lease Agreement, which was scheduled to expire on December 31, 2000, was extended through the earlier of the date on which the merger of the Company with CSLC was consummated or March 31, 2001, and on a month-to-month basis thereafter if the merger was not consummated by that time. Although there can be no assurance, the Facilities Lease Agreement is expected to continue on a month-to-month basis.

Liquidity and Capital Resources

Occupancy levels for the five remaining properties in which the Company has invested averaged 85% and 91% for the three months ended May 31, 2001 and 2000, respectively.

--------------------------------------------------------------------------------

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
--------------------------------------------------------------------------------

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

The Company had been pursuing the potential for future expansion of several of the Senior Housing Facilities which are located in areas that had particularly strong markets for senior housing to increase cash flow and shareholder value. Potential expansion candidates include the facilities located in Omaha, Nebraska; St. Louis County, Missouri; and Fort Myers, Florida. As part of this expansion program, during fiscal year 1999, approximately one acre of land located adjacent to the Omaha facility was acquired for approximately $135,000. The Fort Myers facility includes a vacant parcel of approximately one and one-half acres which could accommodate an expansion of the existing facility or the construction of a new free-standing facility. Preliminary feasibility evaluations have been completed for all of these potential expansions and pre-construction design and construction-cost evaluations have been completed for expansions of the facilities located in Omaha and Fort Myers.

To date, no construction has been started and expansion plans had been temporarily suspended. The Company will carefully evaluate the costs and benefits before proceeding with the construction of any of these expansions. Depending on the extent of any expansions deemed appropriate, such plans would result in the need for substantial capital.

During 1999, the Company secured a construction loan facility with a major bank that provided the Company with up to $8.8 million to fund the capital costs of the potential expansion programs. The construction loan facility was secured by a first mortgage of the Senior Housing Facilities and collateral assignment of the Company's leases of such Senior Housing Facilities. The loan was scheduled to expire on December 31, 2000, with possible extensions through September 29, 2003. Principal was due at expiration. Interest was payable at a rate equal to LIBOR plus 1.10% or Prime plus 0.5%. Loan origination costs in connection with this loan facility were being amortized over the life of the loan.

On June 7, 1999, the Company borrowed approximately $1.2 million under the construction loan facility to fund the pre-construction capital costs incurred through April 1999, of the potential expansions of the Senior Housing Facilities. On August 16, 2000, the Company

--------------------------------------------------------------------------------

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
--------------------------------------------------------------------------------

repaid approximately $600,000 of principal on the construction loan facility and the lender sold the loan to CSLC. As part of the transaction, the Company agreed that the term of the loan would not be extended beyond December 31, 2000. On November 28, 2000, the Company and CSLC agreed that the maturity date of the loan would be extended until the date on which the merger of the Company with CSLC was consummated or the date on which the merger agreement was terminated, whichever occurred first. On February 8, 2001, CSLC terminated the proposed merger with the Company, and on April 3, 2001, the remaining principal balance plus accrued interest was repaid in full. Amounts outstanding under the loan at May 31, 2001, and August 31, 2000, were $0 and $570,000, respectively.

At May 31, 2001, the Company had cash and cash equivalents of $1,395,000 compared to $11,258,000 at August 31, 2000. Remaining cash amounts will be used for the working capital requirements of the Company, along with the possible investment in the properties owned by ILM II Holding for certain capital improvements, and for dividends to the Shareholders. On December 15, 2000, a special distribution of $1.89 per share was paid to Shareholders of record as of November 1, 2000, distributing net proceeds from the sale of the Company's investment in Villa Santa Barbara. On January 15, 2001, the Company paid a quarterly dividend of $0.1622 per share to Shareholders of record as of December 15, 2000, and on April 16, 2001, the Company paid a quarterly dividend of $0.1622 per share to Shareholders of record as of March 30, 2001. Future capital improvements could be financed from operations or through borrowings, depending on the magnitude of the improvements, the availability of financing and the Company's incremental borrowing rate. The source of future liquidity and dividends to the Shareholders is expected to be through facilities lease payments from Lease II, interest income earned on invested cash reserves and proceeds from the future sales of the underlying operating investment properties. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis. The Company generally will be obligated to distribute annually at least 90% of its taxable income to its Shareholders in order to continue to qualify as a REIT under the Internal Revenue Code.

While the Company has potential liabilities pending due to ongoing litigation against the Company, the eventual outcome of this litigation cannot presently be determined. The Company will vigorously defend against all claims made against it and, at this time, it is not certain that the Company will have ultimate responsibility for any such claims.

--------------------------------------------------------------------------------

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
--------------------------------------------------------------------------------

Market Risk

The Company believes its market risk is immaterial.

Results of Operations

FOR THE NINE MONTHS ENDED MAY 31, 2001 VERSUS THE NINE MONTHS ENDED MAY 31, 2000

Net income decreased $1,307,000 or 72.9% from income of $1,792,000 for the nine-month period ended May 31, 2000 compared to income of $485,000 for the nine-month period ended May 31, 2001. Total revenue was $3,581,000 representing a decrease of $535,000, or 13.0%, compared to the same period of the prior year. Rental income decreased $665,000 or 16.3%, to $3,419,000 for the nine-month period ended May 31, 2001, compared to $4,084,000 for the nine-month period ended May 31, 2001, due to decreased rental income earned pursuant to the terms of the Facilities Lease Agreement and primarily as a result of the sale of Villa Santa Barbara. Total expenses increased $772,000, or 33.2%, to $3,096,000 for the nine-month period ended May 31, 2001, compared to $2,324,000 for the nine-month period ended May 31, 2001. This overall increase in expenses is primarily attributable to a $555,000 or 54.3% increase in professional fees due to increased legal fees associated with the agreement and plan of merger with CSLC (as discussed in Note 1 to the financial statements). The $198,000 or 98.0% increase in general and administrative expenses to $400,000 for the nine-month period ended May 31, 2001, from $202,000 for the same period last year, is due to a variety of factors including increased Director and Officer insurance costs of $155,000 or 153.8%; investor servicing costs of $31,000 or 283.6%; and portfolio communications of $42,000 or 2818.1%. These increases were offset by a $29,000 or 79.7% decrease in postage and mailing costs and minor increases and decreases in other costs.

FOR THE THREE MONTHS ENDED MAY 31, 2001, VERSUS THE THREE MONTHS ENDED
  MAY 31,2000

Net income decreased $414,000 or 74.7% to $140,000 for the third quarter ended May 31, 2001, compared to $554,000 for the third quarter ended May 31, 2000. Total revenue was $1,143,000 representing a decrease of $228,000 or 16.6%, compared to the same period of the prior year. Rental income decreased $238,000 or 17.4%, to $1,126,000 for the quarter ended May 31, 2001, compared to $1,364,000 for the quarter ended May 31, 2000, due to decreased rental income earned subsequent to the sale of Villa Santa Barbara and pursuant to the terms of the Facilities Lease Agreement. Total expenses increased $186,000, or 22.8%, to $1,003,000 for the three-month period ended May 31, 2001, compared to $817,000 for the three-month period ended May 31, 2000. This increase in expenses is primarily attributable to a $128,000 or 35.4% increase in professional fees due to increased use of financial and advisory professionals who were engaged to assist the Company with the agreement and

--------------------------------------------------------------------------------

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
--------------------------------------------------------------------------------

plan of merger with CSLC (as discussed in Note 1 to the financial statements) as well as the sale of Villa Santa Barbara. The $43,000 or 52.4% increase in general and administrative expenses to $125,000 for the three-month period ended May 31, 2001, from $82,000 for the same period last year, is due to a variety of factors including investor servicing costs of $12,000 or 226.3%; and portfolio communications of $42,000 or 4083.1%. These increases in expenses were accompanied by minor increases and decreases in other expenses as well.

--------------------------------------------------------------------------------

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

                           Part II--Other Information
--------------------------------------------------------------------------------

Item 1. through 4. NONE

Item 5. Other Information

The Company's Board of Directors has, on Schedule 14A filed with the Securities and Exchange Commission on July 6, 2001, recommended to the Company's shareholders that the Company's Articles of Incorporation be amended to extend the Company's finite-life existence until December 31, 2008. The Articles of Incorporation currently provide for the automatic termination of the Company's finite-life existence on December 31, 2001.

In view of the impending termination deadline and the failure to consummate a merger with Capital Senior Living Corporation, the Company thought it was prudent to conduct a "market check" and authorized management to work expeditiously with the Company's legal and financial advisors to identify prospective purchasers of the Company's capital stock or assets (by means of merger, strategic business combination, tender offer or sale of the Company's senior living properties) and to elicit bona fide offers for transactions to be consummated on or prior to December 31, 2001 which would maximize current shareholder value. After having reviewed expressions of interest received from seven prospective purchasers (of 26 prospective purchasers contacted), the Company pursued what it considered to be the most attractive potential opportunity and highest offer--a major real estate investment fund's interest in acquiring substantially all of the Company's assets for a purchase price of $50.5 million, subject to adjustment for the assumption of pre-closing liabilities. After several meetings and conversations between the purchaser and the Company and after the Company considered its alternatives, it determined that continuation of discussions or negotiations with this potential purchaser was unlikely to result in a transaction which would maximize current shareholder value because the proposed purchase price, after adjustment for the Company's liabilities, transaction costs and taxes, would likely result in a lower net per share consideration payable to the Company's shareholders.

Although the Company is no longer actively soliciting proposals from additional prospective purchasers, the Company is continuing to explore with its financial and legal advisors strategic alternatives to maximize current shareholder value (and will duly consider any bona fide offers which are received regarding the acquisition of the Company or its assets) and believes that, although there can be no assurance that such transactions would be entered into or consummated in the near-term, if at all, such transactions are more likely to be identified and accomplished in a stronger industry environment and healthier overall domestic economy.

--------------------------------------------------------------------------------

                           PART II--OTHER INFORMATION
--------------------------------------------------------------------------------

One alternative to a sale transaction being studied, on a preliminary basis, by the Company at this time is a leveraged financing transaction whereby the Company would seek to obtain first mortgage loans secured by all or substantially all of the Company's assets, a portion of the net proceeds from which could be made available to the Company's shareholders in the form of an extraordinary distribution or used to purchase the outstanding Common Stock by means of self-tender offer or otherwise. The Company has engaged in preliminary discussions to date with several prospective lending sources to assess the viability of obtaining this type of mortgage financing and the intended use of net proceeds as described above. There can be no assurance that such a transaction would be entered into or consummated or, if consummated, as to the timing thereof.

The Company further believes that extending the Company's finite-life existence could assist in the avoidance of the corporate level built-in gains tax assessment upon a sale of the Company's senior living properties or capital stock. Based upon applicable law, the built-in gains tax would most likely not be assessed if the Company's senior living properties were held for a period of at least 10 years (i.e., until 2006) from the date of conversion of ILM II's subsidiary to a REIT.

If the finite-life existence of the Company is not extended and the Company is unable to consummate an extraordinary corporate transaction by December 31, 2001, the Company will be required to liquidate its senior living properties on that date.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:   None

(b) Reports on Form 8-K: None

--------------------------------------------------------------------------------

                           ILM II SENIOR LIVING, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BY: ILM II SENIOR LIVING, INC.



                                        By: /s/ J. William Sharman, Jr.
                                           -------------------------------------
                                            J. William Sharman, Jr.
                                            President and Director


Dated:  JULY 12, 2001