Form 10-K
period 2001-08-31
ILM II SENIOR LIVING INC /VA
filed 2001-11-29
CIK 861880

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

     X            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
-----------          OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED: AUGUST 31, 2001
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----------     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from _____ to _____.

                         Commission File Number: 0-18942

                           ILM II SENIOR LIVING, INC.
             (Exact name of registrant as specified in its charter)
       VIRGINIA                                                 06-1293758
-----------------------                                  ----------------------
(State of organization)                                     (I.R.S. Employer
                                                           Identification No.)

1750 Tysons Boulevard, Suite 1200, Tysons Corner, VA              22102
(Address of principal executive office)                         (Zip Code)

Registrant's telephone number, including area code: 888-257-3550

           Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                     ON WHICH REGISTERED
-------------------                                 ---------------------------
       None                                                     None

           Securities registered pursuant to Section 12(g) of the Act:

                      SHARES OF COMMON STOCK $.01 PAR VALUE
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     /X/        No      / /

Shares of common stock outstanding as of August 31, 2001: 5,181,236. The aggregate sales price of the shares sold was $51,812,356. This does not reflect market value. There is no current market for these shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

       DOCUMENTS                                           FORM 10-K REFERENCE
------------------------------                           ----------------------
Prospectus of registrant dated                              Parts II, Part IV
August 8, 1990, as supplemented
[33 Act filing #33-33857]

Current Report on Form 8-K/A                                     Part IV
of registrant dated August 16, 2001

===============================================================================

                           ILM II SENIOR LIVING, INC.


                                 2001 FORM 10-K

                                TABLE OF CONTENTS


PART I                                                                                                         PAGE
------                                                                                                         ----
Item    1         Business......................................................................................I-1

Item    2         Properties....................................................................................I-6

Item    3         Legal Proceedings.............................................................................I-6

Item    4         Submission of Matters to a Vote of Security Holders...........................................I-7


PART II

Item    5         Market for the Registrant's Shares and Related
                  Stockholder Matters..........................................................................II-1

Item    6         Selected Financial Data......................................................................II-2

Item    7         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................................................II-3

Item    8         Financial Statements and Supplementary Data..................................................II-7

Item    9         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................................................II-7


PART III

Item   10         Directors and Executive Officers of the Registrant..........................................III-1

Item   11         Executive Compensation......................................................................III-2

Item   12         Security Ownership of Certain Beneficial Owners and Management..............................III-2

Item   13         Certain Relationships and Related Transactions..............................................III-2


PART IV

Item   14         Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................IV-1

Signatures        .............................................................................................IV-3

Index to Exhibits .............................................................................................IV-4

Financial Statements and Supplementary Data.............................................................F-1 to F-21


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

         The Company has elected to qualify and be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended, for each taxable year of operations. As a REIT, the Company is allowed a deduction for the amount of dividends paid to shareholders of the Company ("Shareholders"), thereby effectively subjecting the distributed net income of the Company to taxation at the shareholder level only. In order to qualify as a REIT, the Company must distribute at least 90 % of its taxable income on an annual basis and meet certain other requirements.

         ILM II Holding, a direct-owned subsidiary of the Company, now holds title to the five Senior Housing Facilities, which comprise the balance of the investment properties on the accompanying consolidated statement of net assets in liquidation and balance sheet, subject to certain mortgage loans payable to the Company. Such mortgage loans and the related interest expense are eliminated in the consolidation of the financial statements of the Company. The capital stock of ILM II Holding was originally owned by the Company and PaineWebber. ILM II Holding had issued 100 shares of Series A Preferred Stock to the Company in return for a capital contribution in the amount of $495,000 and had issued 10,000 shares of common stock to PaineWebber in return for a capital contribution in the amount of $5,000. The common stock represented approximately 99 percent of the voting power and 1 percent of the economic interest in ILM II Holding, while the preferred stock represented approximately 1 percent of the voting power and 99 percent of the economic interest in ILM II Holding.

         Effective January 23, 1997, ILM II Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of a new class of non-voting, 8% cumulative preferred stock issued to the Company ("the Preferred Stock"). The number of authorized shares of preferred and common stock in ILM II Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. Since ILM II Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. The Company recorded the contribution of the Preferred Stock in ILM II Holding to the charitable organizations at the amount of the initial liquidation preference of $111,000. Such amount was included in general and administrative expenses in the consolidated statement of income for the year ended August 31, 1997. Cumulative dividends accrued as of August 31, 2001 and 2000, on the Preferred Stock in ILM II Holding totaled $40,000 and $32,000, respectively.

                           ILM II SENIOR LIVING, INC.

         The assumption of ownership of the Senior Housing Facilities through ILM II Holding, which was a so-called "C" corporation for tax purposes at the time of the assumption, has resulted in a possible future tax liability which would be payable upon the ultimate sale of the Senior Housing Facilities (the "built-in gain tax"). The amount of such tax would be calculated based on the lesser of the total net gain realized from the sale transaction or the portion of the net gain realized upon a final sale which is attributable to the period during which the Senior Housing Facilities were held by a C corporation.

         Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM II Holding to a REIT would not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the properties were to be held for a period of at least ten years from the date of the conversion of ILM II Holding to a REIT. However, since the end of the Company's original anticipated holding period as defined in the Articles of Incorporation is December 31, 2001, the properties will not be held for such additional period of time. Based on management's current estimate of the increase in the values of the Senior Housing Facilities which occurred between April 1994 and January 1996, as supported by independent appraisals, a sale of the Senior Housing Facilities within ten years of the date of the conversion of ILM II Holding to a REIT would result in a built-in gain tax of approximately $3.8 million. The sale of the Company's interest in Villa Santa Barbara resulted in the recognition of a built-in gain of approximately $600,000, which was offset by pre-conversion net operating losses. Based in part upon advice from the Company's outside tax accountants, commencing in 1996 the Company has acted as though it had made an election in its 1996 tax return to allow the Company to avoid a corporate level tax upon conversion of ILM II Holding from a "C" Corporation to a REIT. Because proof of a formal election had not then been obtained, in February 2001 the Company pursued administrative relief with the Internal Revenue Service to ensure the availability of the benefits of this election. On May 8, 2001, the Internal Revenue Service notified the Company that it granted the requested administrative relief in this matter and, accordingly, the built-in gain tax has been deferred. To avoid this built-in gain tax, the Directors had recommended to the Shareholders an amendment to the Articles of Incorporation to extend the Company's scheduled liquidation date. At the Annual Meeting of Shareholders on August 16, 2001, the proposal to extend the finite life corporate existence of the Company was not approved by Shareholders. Because the overall vote was insufficient to approve the extension, pursuant to the Company's Articles of Incorporation, the Company has adopted a plan of liquidation and announced that it will liquidate its properties commencing not later than December 31, 2001.

         As a result of the adoption of the plan of liquidation, the built-in gain tax will be payable upon the disposition of the investment properties. Accordingly, the Company has accrued a liability of $3,705,250 on the accompanying consolidated statement of net assets in liquidation at August 31, 2001, for the built-in gain tax.

                           ILM II SENIOR LIVING, INC.

TERMINATED AGREEMENT AND PLAN OF MERGER WITH CSLC

         On February 7, 1999, the Company entered into an agreement and plan of merger, which was subsequently amended, with CSLC, the corporate parent of Capital.

         At a special meeting of Shareholders on June 22, 2000, holders of more than two-thirds of the outstanding shares of the Company's common stock voted in favor of approval of the then proposed Agreement and Plan of Merger.

         In November 2000, the Company extended until March 31, 2001, the outside termination date of its pending merger agreement with CSLC and entered into with CSLC a technical amendment to the merger agreement providing, among other things, that subject to the ILM II Board's fiduciary duties to Shareholders, CSLC would have until March 31, 2001 to obtain definitive financing sufficient for CSLC to complete the transaction.

         In connection with the amendment, CSLC agreed, after March 31, 2001, to a termination of all of its rights of first and last offer it may have had with respect to the sale by the Company to a third party of its common stock, its ownership interest in ILM II Holding and/or the sale of the Company's senior living properties and assets, and to reduce the amount of certain termination fees payable by the Company to CSLC under certain limited circumstances. All other terms of the merger agreement remained in effect.

         In connection with the then proposed merger, the Company had agreed to cause ILM II Holding to cancel and terminate the Facilities Lease Agreement with Lease II on the date of consummation of the merger.

         In November 2000, the Company's Board of Directors voted to extend the Facilities Lease Agreement, which was scheduled to expire on December 31, 2000, through the earlier of the date on which the merger of the Company with CSLC was consummated or March 31, 2001, and on a month-to-month basis thereafter if the merger were not consummated by that time.

         On February 8, 2001, the Company received notice from CSLC terminating the merger agreement. CSLC stated in its termination letter that it terminated the merger agreement because of its concerns relating to the Company's claimed election in 1996 to defer built-in gain taxes upon conversion of ILM II Holding from a "C" Corporation to a REIT. As previously reported in the Company's public filings, the Company claimed this election based upon the advice of its outside tax accountants; has operated since 1996 under the belief that such election was validly perfected; and, in February 2001, pursued administrative relief with the Internal Revenue Service to ensure the availability of the Company's election to defer such corporate level built-in gain taxes. On May 8, 2001, the Internal Revenue Service notified the Company that it granted the requested administrative relief in this matter.


SALE OF 75% CO-TENANCY INTEREST IN VILLA SANTA BARBARA

         On August 15, 2000, the Company caused ILM II Holding to sell its 75% co-tenancy interest in its senior living facility located in Santa Barbara, California ("Villa Santa Barbara"), to CSLC for $10,143,750. In consideration for the sale, the Company received $9,543,750 in cash and CSLC contributed $600,000 toward the Company's outstanding construction loan debt and assumed certain then current transaction expenses of the Company in connection with the previously announced proposed merger contemplated by the Amended and Restated Agreement and Plan of Merger dated October 19, 1999, as amended on April 18, 2000 (the "Merger Agreement"), by and among the Company, CSLC and CSLC's wholly-owned acquisition subsidiary. The remaining 25% co-tenancy interest in Villa Santa Barbara was formerly owned by ILM Holding, Inc. ("Holding I"), a subsidiary of ILM Senior Living, Inc. ("ILM I") and was transferred to CSLC at the time the merger between ILM I and CSLC was consummated. A gain on the sale of approximately $6,160,000 was recognized in the accompanying consolidated statement of income for the year ended August 31, 2000.

                           ILM II SENIOR LIVING, INC.

         At August 31, 2001, through its consolidated subsidiary, the Company owned five Senior Housing Facilities (six at August 31, 1999, as Villa Santa Barbara was sold on August 15, 2000). The Company's investments as of August 31, 2001, are described below:


PROPERTY NAME                                            DATE OF          YEAR         RENTABLE       RESIDENT
AND LOCATION (1)             TYPE OF PROPERTY           INVESTMENT    FACILITY BUILT   UNITS (2)   CAPACITIES (2)
----------------             ----------------           ----------    --------------   ---------   --------------
The Palms
Fort Myers, FL               Senior Housing Facility      7/18/90          1988           205            255

Crown Villa
Omaha, NE                    Senior Housing Facility      4/25/91          1992            73             73

Overland Park Place
Overland Park, KS            Senior Housing Facility      4/9/92           1984           141            153

Rio Las Palmas
Stockton, CA                 Senior Housing Facility      5/14/92          1988           164            190

The Villa at Riverwood
St. Louis County, MO         Senior Housing Facility      5/29/92          1986           120            140


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

         The Facilities Lease Agreement is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. The Facilities Lease Agreement was originally scheduled to expire on December 31, 2000, unless earlier terminated at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party but in November 2000, was extended beyond its original expiration date on a month-to-month basis by vote of the Board of Directors. Lease II pays annual base rent for the use of all of the Facilities in the aggregate amount of $3,555,427 ($3,995,586 and $4,035,600 per year in 2000 and 1999, respectively). The reduction in base rent from the previous years was due to the sale of Villa Santa Barbara on August 15, 2000. Lease II also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $11,634,000 ($13,021,000 through August 15, 2000, when Villa Santa Barbara was sold). For the years ended August 31, 2001, 2000 and 1999, variable rental income was $1,006,000, $1,437,000, and $1,261,000, respectively.

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

                           ILM II SENIOR LIVING, INC.

         Through June 18, 1997, and subject to the supervision of the Company's Board of Directors, assistance in the management of the business of the Company was provided by PaineWebber. PaineWebber resigned from this position effective as of June 18, 1997, although PaineWebber agreed to provide certain administrative services to the Company and its affiliates through August 31, 1997. Through the date of its resignation, PaineWebber performed the day-to-day operations of the Company and acted as the investment advisor and consultant for the Company. PaineWebber provided cash management, accounting, tax preparation, financial reporting, investor communications and relations as well as asset management services to the Company. These services are now being provided to the Company, subject to the supervision of the Company's Board of Directors, by various companies, advisors and consultants including Cohen & Steers, Greenberg Traurig, Fleet Bank, PricewaterhouseCoopers LLP and MAVRICC Management Systems, Inc.

         There are currently three Directors of the Company, none of whom are affiliates of PaineWebber, Cohen & Steers, Fleet Bank, PricewaterhouseCoopers LLP, MAVRICC Management Systems, or Capital. The Directors are subject to removal by the vote of the holders of a majority of the outstanding shares of Company common stock.

PROPERTY MANAGEMENT

         Lease II has retained Capital to be the property manager of the Senior Housing Facilities, and the Company has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement which commenced on July 29, 1996. For the years ended August 31, 2001, 2000, and 1999, Capital earned property management fees from Lease II of $656,000, $903,000 and $980,000, respectively.

CORPORATE LIQUIDATION

         On July 6, 2001, in a proxy statement filed on Schedule 14A with the Securities and Exchange Commission, the Company's Board of Directors recommended to the Company's Shareholders that the Company's Articles of Incorporation be amended to extend the Company's finite-life existence from December 31, 2001 until December 31, 2008. On August 16, 2001, at the Annual Meeting of Shareholders, the proposal to extend the finite-life corporate existence of the Company was not approved by the Shareholders. The Company's Articles of Incorporation required holders of a majority of its outstanding shares to approve the proposal. Accordingly, pursuant to the Company's Articles of Incorporation, the Company has adopted a plan of liquidation and announced that it will liquidate its Senior Housing Facilities commencing not later than December 31, 2001. As a result, the Company changed its basis of accounting, as of August 31, 2001, from the going-concern basis to the liquidation basis. Upon liquidation of the Senior Housing Facilities, net proceeds and remaining cash reserves, after paying all liquidation and dissolution expenses, will be distributed to the Company's Shareholders and the Company will be dissolved.

         Pursuant to its obligation to liquidate and distribute its assets on December 31, 2001 in accordance with its Articles of Incorporation, on November 20, 2001, the Company and ILM II Holding entered into a purchase and sale agreement with BRE/Independent Living, LLC, a Delaware limited liability company ("BRE"), pursuant to which the Company agreed to sell, and BRE agreed to purchase, all of the Company's right, title and interest in and to its Senior Housing Facilities and certain other related assets. In consideration for the sale of the Senior Housing Facilities, BRE agreed, subject to certain conditions and apportionments, to pay the Company a purchase price of $45.5 million, approximately $2.275 million of which will be paid as a refundable deposit, into escrow, on or before November 27, 2001 (the "Deposit").

                           ILM II SENIOR LIVING, INC.

         Each of the parties' respective obligations under such agreement is subject to customary closing conditions and includes a broad "diligence out" for BRE through December 31, 2001, which may be extended until March 1, 2002, providing BRE with the right, in its sole discretion, to terminate the agreement and receive a refund of the Deposit if BRE is not satisfied with any aspect of the Senior Housing Facilities. In the event BRE fails to terminate the agreement on or before January 31, 2002 pursuant to the termination right mentioned above, unless BRE elects for the Deposit to become non-refundable, the Company will be permitted to enter into a back-up agreement with a third party for the sale of the Senior Housing Facilities, which third party agreement will become effective in the event BRE terminates the agreement. Further, under certain circumstances, BRE is entitled to terminate the agreement and receive up to $2.4 million from the Company as liquidated damages and in certain other circumstances, the Company would be entitled to terminate the agreement and retain the Deposit as liquidated damages.

         Prior to entering into such agreement and in view of the pending termination of the Company's finite life corporate existence, the Company thought it was prudent to conduct an auction of the Company and the Senior Housing Facilities and accordingly authorized management to work expeditiously with the Company's legal and financial advisors to identify prospective purchasers of the Company's capital stock or assets (by means of merger, strategic business combination, tender offer or sale of the Company's Senior Housing Facilities) and to elicit bona fide offers for transactions to be consummated on or prior to December 31, 2001 which would maximize current shareholder value. As part of a five-week auction process that ended on October 24, 2001, liquidation announcements for the Company were published in the WALL STREET JOURNAL and THE WASHINGTON POST. Through the process, 160 potential purchasers were identified, comprehensive due diligence packages were distributed, and 126 potential purchasers expressed interest in reviewing information relating to one or more of the Senior Housing Facilities. Of those potential purchasers, 17 provided formal indications of interest, including eight parties who were interested in acquiring only a single senior or assisted living facility. Initial indications of interest for the Senior Housing Facilities, in terms of purchase price, ranged from a low of $34.0 million to a high of $51.0 million, the highest indication having been withdrawn shortly after it was made. Based upon the non-withdrawn indications of interest received, the Company's Board of Directors, with the advice of its legal and financial advisors, concluded that the BRE indication of interest was the highest in terms of a proposed purchase price and was most likely to maximize current shareholder value. Accordingly, the Company immediately entered into negotiations with BRE which culminated in the execution of the agreement mentioned above.

         Upon consummation of the transactions contemplated by such agreement or otherwise upon sale of the Senior Housing Facilities to a third party, the Company intends to liquidate and distribute its assets in accordance with the Virginia Stock Corporation Act, which provides for the distribution of the Company's assets first to the Company's creditors for purposes of discharging all of the Company's liabilities, and then, to the extent assets are remaining, to the Company's shareholders in accordance with their respective rights and interests.

         There can be no assurance as to whether the transactions contemplated by the agreement will be consummated or, if consummated, as to the exact timing thereof. Similarly, there can be no assurance as to the timing of a liquidation and distribution of the Company's assets or the amount of assets that will be distributed to the Company's shareholders, if any.

                           ILM II SENIOR LIVING, INC.

ITEM 2.  PROPERTIES

         As of August 31, 2001, the Company has interests in the five operating properties referred to under Item 1 above (six operating properties in 1999, prior to the sale of Villa Santa Barbara on August 15, 2000), to which reference is made for the description, name and location of such properties.

         Average economic occupancy levels for each fiscal quarter during 2001, along with an average for the year are presented below for each property:


                                                      Average Quarterly Occupancy
                                 ----------------------------------------------------------------------
                                                                                        FISCAL 2001
                                  11/30/00      2/29/01      5/31/01       8/31/01        AVERAGE
                                  --------      -------      -------       -------        -------
The Palms                            89%          89%          89%           88%            89%
Crown Villa                          90%          90%          81%           83%            86%
Overland Park Place                  91%          89%          84%           88%            88%
Rio Las Palmas                       91%          92%          92%           93%            92%
The Villa at Riverwood               81%          77%          76%           75%            77%


ITEM 3.  LEGAL PROCEEDINGS

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

         On October 15, 1999, the parties entered into a Stipulation of Settlement and filed it with the Court, which approved the settlement, by order dated October 21, 1999. In issuing that order the Court entered a final judgment dismissing the action and all non-derivative claims of the settlement class against the defendants with prejudice. This litigation was settled at no cost to the Company and ILM I. As part of the settlement, CSLC increased its proposed merger consideration payable to the Company and ILM I shareholders and was also responsible for a total of approximately $1.1 million (approximately 40% of which is allocable to the Company) in plaintiffs' attorneys fees and expenses upon consummation of the proposed mergers.

         On August 15, 2000, the merger of ILM I with CSLC was consummated and on February 28, 2001, CSLC terminated the proposed merger with the Company. Because of these events and based upon the Stipulation of Settlement, if the Company was to consummate an extraordinary transaction with a third party, the Company would be responsible for the Company's share of the plaintiff's attorney's fees and expenses. Accordingly, an amount of $440,000 is included in accrued liquidation expense on the consolidated statement of net assets at August 31, 2001.

                           ILM II SENIOR LIVING, INC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 6, 2001, in a proxy statement filed on Schedule 14A with the Securities and Exchange Commission, the Company's Board of Directors recommended to the Company's Shareholders that the three Directors be reelected to hold office until the 2002 Annual Meeting, the appointment of PricewaterhouseCoopers LLP as independent auditors be ratified, and that the Company's Articles of Incorporation be amended to extend the Company's finite-life existence from December 31, 2001 until December 31, 2008. On August 16, 2001, at the Annual Meeting of Shareholders, Directors were reelected and the appointment of PricewaterhouseCoopers LLP was ratified but the proposal to extend the finite-life corporate existence of the Company was not approved by the Shareholders. The Company's Articles of Incorporation required holders of a majority of its outstanding shares to approve the proposal. Accordingly, pursuant to the Company's Articles of Incorporation, the Company has adopted a plan of liquidation and announced that it will liquidate its Senior Housing Facilities commencing not later than December 31, 2001. As a result, the Company changed its basis of accounting, as of August 31, 2001, from the going-concern basis to the liquidation basis. Upon liquidation of the Senior Housing Facilities, net proceeds and remaining cash reserves, after paying all liquidation and dissolution expenses, will be distributed to the Company's Shareholders and the Company will be dissolved.

                           ILM II SENIOR LIVING, INC.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S SHARES AND RELATED STOCKHOLDER MATTERS

         During the public offering period, which commenced August 8, 1990 and ended May 10, 1991, the selling price of the shares of common stock was $10 per share. At August 31, 2001 there were 2,842 record holders of the Company's shares. There is no public market for the resale of the shares, and it is not anticipated that a public market will develop. While shares of the Company were designed for long-term holding, they may possibly be traded through a secondary market resale. The shares do not trade on an established exchange and the only market that has developed is an informal secondary market; therefore little resale activity occurs. Although certain parties may endeavor to assist Shareholders desiring to sell their shares by attempting to match requests to sell shares with requests to purchase shares, such transfers are not expected to be frequent. In addition, the Company's Articles of Incorporation restrict ownership of more than 9.8% of the Company's outstanding shares by one investor. These restrictions are designed to ensure that the Company does not violate certain share accumulation restrictions imposed by the Internal Revenue Code on REITs.

         Through the dividend payment made on April 15, 2000, for the quarter ended February 29, 2000, the Company made quarterly distributions, payable within 45 days after the end of each fiscal quarter, to Shareholders of record on the record date for such quarter as determined by the Directors. On June 2, 2000, the Company suspended the payment of regular quarterly dividends pending the then expected merger of the Company with CSLC. On November 13, 2000, the Company's board of directors voted to (1) reinstate the payment of regular quarterly dividends to shareholders with the dividend for the quarter ending November 30, 2000; and (2) distribute to shareholders the net proceeds from the sale of the Company's 75% interest in Villa Santa Barbara. In December 2000, dividends of $1.89 per share were paid to Shareholders of record as of November 1, 2000, distributing net proceeds from the sale of the Company's investment in Villa Santa Barbara. On January 15, 2001, a dividend for the quarter ended November 30, 2000, was paid to Shareholders of record as of December 15, 2000. On April 16, 2001, a dividend for the quarter ended February 28, 2001, was paid to Shareholders of record as of March 30, 2001, and on July 16, 2001, a dividend for the quarter ended May 31, 2001, was paid to Shareholders of record as of June 30, 2001. The Company intends to make distributions to Shareholders in an amount equal to at least 90% of its taxable income in order to continue to qualify as a REIT. Reference is made to Item 6 below for the amount of cash dividends paid per share of common stock during fiscal year 2001.

                           ILM II SENIOR LIVING, INC.

ITEM 6.  SELECTED FINANCIAL DATA

                           ILM II SENIOR LIVING, INC.
         For the years ended August 31, 2001, 2000, 1999, 1998 and 1997
                  (Dollars in thousands, except per share data)


                                             2001         2000         1999          1998         1997
                                             ----         ----         ----          ----         ----
Revenues                                     $  4,725      $  5,458     $  5,321      $ 5,065      $  4,515
Operating income (loss)                           577         2,549        1,697        2,907         2,184
Gain on sale of Villa Santa Barbara                           6,160            -            -             -
Unrealized gain on appreciation of
  fair value of properties                     22,809             -            -            -             -
Liquidation expense                            (2,404)            -            -            -             -
Built-in gain tax expense                      (3,705)            -            -            -             -
Net income                                 $   17,277      $  8,709     $  1,697      $ 2,907      $  2,184
                                           ==========      ========     ========      =======      ========
Earnings per share of common stock         $     3.34      $   1.68     $   0.32      $  0.56      $   0.42
                                           ==========      ========     ========      =======      ========
Cash dividends paid per share of
  common stock                             $     2.38    $     0.64    $    0.85     $   0.73      $   0.61
                                           ==========    ==========    =========     ========      ========



                                             2001         2000         1999          1998         1997
                                             ----         ----         ----          ----         ----
Total assets                               $   47,056    $   35,611   $   31,376   $   32,383    $   33,355
                                           ==========    ==========   ==========   ==========    ==========
Shares outstanding                          5,181,236     5,181,236    5,181,236    5,181,236     5,181,236


(1) As a result of certain restructuring plans which the Company began to implement during fiscal 1995 (see Item 7), the financial position and results of operations of the combined investment properties in which the Company has invested have been presented on a consolidated basis in the Company's financial statements beginning in fiscal 1997. Prior to fiscal 1997, the Company had accounted for its interests in such properties under the equity method as a result of the Company not holding majority voting control of ILM Holding.

     The above selected financial data should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements appearing in item 14(a) of this annual report.

                           ILM II SENIOR LIVING, INC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         ILM II Holding has acquired the respective investment properties subject to, and assumed the obligations under, the mortgage loans payable to the Company, pursuant to the 1997 Settlement Agreement with AHC. The principal balance of each loan was modified to reflect the estimated fair value of the related operating property as of the date of the transfer of ownership. The modified loans require interest-only payments on a monthly basis at a rate of 7% from April 1, 1994 through December 1, 1994, 9% for the period January 1 through December 31, 1995, 11% for the period January 1 through December 31, 1996, 12% for the period January 1 through December 31, 1997, 13% for the period January 1 through December 31, 1998, 13.5% for the period January 1, 1999 through December 31, 1999 and 14% for the period January 1, 2000 through maturity. Since ILM II Holding is consolidated with the Company in the accompanying consolidated financial statements for fiscal years 2001, 2000 and 1999, the mortgage loans and related interest expense have been eliminated in consolidation.

         Because the ownership of the assets of ILM II Holding was expected to be transferred to the Company or its wholly-owned subsidiary, ILM II Holding was capitalized with funds to provide it with working capital only for a limited period of time. At the present time, ILM II Holding is not expected to have sufficient cash flow during fiscal year 2001 to (i) meet its obligations to make the debt service payments due under the loans and (ii) pay for capital improvements and structural repairs in accordance with the terms of the Facilities Lease Agreement. Although ILM II Holding is not expected to fully fund its scheduled debt service payments to the Company, the current values of the Senior Housing Facilities are well in excess of the mortgage principal amounts plus accrued interest at August 31, 2001. As a result, the Company is expected to recover the full amount that would be due under the loans upon the sale of the Senior Housing Facilities.

         During 1999, the Company obtained a construction loan facility with a major bank that provided the Company with up to $8.8 million to fund the capital costs of the potential expansion programs. The construction loan facility was collateralized by a first mortgage of the Senior Housing Facilities and collateral assignment of the Company's leases of such Senior Housing Facilities. The loan was scheduled to expire on December 31, 2000, with possible extensions through September 29, 2003. Principal was due at expiration. Interest was payable at a rate equal to LIBOR plus 1.10% or Prime plus 0.5%. Loan origination costs in connection with this loan facility were being amortized over the life of the loan.

         On June 7, 1999, the Company borrowed approximately $1.2 million under the construction loan facility to fund the pre-construction capital costs incurred through April 1999, of the potential expansions of the Senior Housing Facilities. On August 16, 2000, the Company repaid approximately $600,000 of principal on the construction loan facility and the lender sold the loan to CSLC. On November 28, 2000, the Company and CSLC agreed that the maturity date of the loan would be extended until the date on which the merger of the Company with CSLC was consummated or the date on which the merger agreement is terminated, whichever occurred first. On February 8, 2001, CSLC terminated the proposed merger with the Company, and on April 3, 2001, the remaining principal balance plus accrued interest was repaid in full. Amounts outstanding under the loan at August 31, 2001 and 2000, were $0 and $570,000, respectively.

                           ILM II SENIOR LIVING, INC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         On July 6, 2001, the proxy statement filed on Schedule 14A with the Securities and Exchange Commission, the Company's Board of Directors recommended to the Company's Shareholders that the Company's Articles of Incorporation be amended to extend the Company's finite-life existence from December 31, 2001 until December 31, 2008. On August 16, 2001, at the Annual Meeting of Shareholders, the proposal to extend the finite-life corporate existence of the Company was not approved by the Shareholders. The Company's Articles of Incorporation required holders of a majority of its outstanding shares to approve the proposal. Accordingly, pursuant to the Company's Articles of Incorporation, the Company has adopted a plan of liquidation and announced that it will liquidate its properties commencing not later than December 31, 2001.

         At August 31, 2001, the Company had cash and cash equivalents of $1,298,000 compared to $11,258,000 at August 31, 2000. The decrease in cash of approximately $9,960,000 is due to proceeds received from the sale of the Company's interest in Villa Santa Barbara to CSLC on August 15, 2000 being distributed to Shareholders in the form of dividends and the final repayment of the construction loan facility during the year. Amounts remaining will be used for the working capital requirements of the Company, along with the possible investment in the properties owned by the Company's consolidated affiliate for certain capital improvements. The source of future liquidity and dividends to the Shareholders is expected to be through facilities lease payments from Lease II, interest income earned on invested cash reserves and proceeds from the future sales of the underlying investment properties. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis. The Company generally will be obligated to distribute annually at least 90% of its taxable income to its Shareholders in order to continue to qualify as a REIT under the Internal Revenue Code.

         It is expected that upon the sale of the properties and payment of final expenses the Company will make a final distribution to the Shareholders.

MARKET RISK

         The Company believes its market risk is immaterial.

                           ILM II SENIOR LIVING, INC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

2001 COMPARED TO 2000

         Net income increased $8,568,000, or 98.4%, to $17,277,000 for the fiscal year ended August 31, 2001, compared to $8,709,000 for the fiscal year ended August 31, 2000, due mainly to recognition of $22,809,000 in unrealized gain on appreciation of investment properties. The value of the investment properties recorded on the accompanying financial statements equals the expected gross proceeds from the expected sale of the Senior Housing Facilities. This increase was offset by decreased revenues resulting from the sale of the Company's interest in Villa Santa Barbara in fiscal year 2000 and other expense of $2,404,000, the estimated cost of liquidating the Company, and built-in gain tax expense of $3,705,000. Total revenue was $4,725,000 for fiscal year 2001, representing a decrease in revenue of $733,000, or 13.4%, compared to total revenue of $5,458,000 for fiscal year 2000. Rental and other income decreased $846,000, or 15.7%, to $4,555,000 from $5,401,000 last year, due to decreased rental income earned pursuant to the terms of the Facilities Lease Agreement. Interest income increased $113,000, or 198.2%, to $170,000 for the year ended August 31, 2001, compared to $57,000 for the same period last year, primarily due to an increase in cash and cash equivalents after the sale of the Company's interest in Villa Santa Barbara on August 15, 2000. Total expenses increased $1,239,000, or 42.6% to $4,148,000 for the fiscal year ended August 31, 2001, compared to $2,909,000 for the fiscal year ended August 31, 2000. This increase in expenses is primarily attributable to increased professional fees of $1,056,000, or 92.9% for legal fees associated with the terminated agreement and plan of merger; legal aspects of the Company's finite life issue; and the 2001 proxy solicitation. General and administrative expenses increased $168,000 to $462,000, or 56.8%, for the fiscal year ended August 31, 2001, compared to $294,000 for the same period last year, due to a variety of factors including an $88,000 or 47.9% increase in Director's & Officer's insurance; a $50,000 or 2347.2% increase in portfolio communications associated with the 2001 proxy solicitation and the terminated agreement and plan of merger; increased investor servicing costs of $53,000 or 429.5% due to the 2001 proxy solicitation and the terminated agreement and plan of merger, offset by minor increases and decreases in other general and administrative costs.

2000 COMPARED TO 1999

         Net income increased $7,012,000, or 413.2%, to $8,709,000 for the fiscal year ended August 31, 2000, compared to $1,697,000 for the fiscal year ended August 31, 1999, due mainly to the $6,160,000 gain on sale resulting from the Sale of Villa Santa Barbara. Total revenue was $5,458,000 for fiscal year 2000, representing an increase in revenue of $137,000, or 2.6%, compared to total revenue of $5,321,000 for fiscal year 1999. Rental and other income increased $136,000, or 2.6%, to $5,401,000 from $5,265,000 last year, due to increased rental income earned pursuant to the terms of the Facilities Lease Agreement. Interest income increased $1,000, or 1.8%, to $57,000 for the year ended August 31, 2000, compared to $56,000 for the same period last year, primarily due to an increase in cash and cash equivalents after the sale of the Company's interest in Villa Santa Barbara on August 15, 2000. Total expenses decreased $715,000, or 19.7%, to $2,909,000 for the fiscal year ended August 31, 2000, compared to $3,624,000 for the fiscal year ended August 31, 1999. This decrease in expenses is primarily attributable to decreased professional fees of $641,000, or 36.1%. General and administrative expenses decreased $50,000 to $294,000, or 14.5%, for the fiscal year ended August 31, 2000, compared to $344,000 for the same period last year, due to a variety of factors including decreased printing costs of $68,000; decreased miscellaneous costs of $45,000 or 82.5% offset by a $47,000 or 34.75% increase in Director's & Officer's insurance and increased postage and mailing costs of $11,000 or 41.8% due to increased communication with Shareholders and regulatory authorities due to the proposed merger with CSLC. Depreciation expense decreased $45,000 or 3.6% due mainly to the Company's sale of its co-tenancy interest in Villa Santa Barbara on August 15, 2000.

                           ILM II SENIOR LIVING, INC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PROPERTY MANAGEMENT

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

         The occupancy levels of the five Senior Housing Facilities in which the Company has invested (six Senior Housing Facilities prior to the sale of Villa Santa Barbara on August 15, 2000) averaged 86% and 91% for the fiscal years ended August 31, 2001 and 2000, respectively. The Company's net operating cash flow is expected to be relatively stable and predictable due to the structure of the Facilities Lease Agreement. The annual base rental payments owed to ILM II Holding, excluding Villa Santa Barbara, are $3,555,427 beginning September 1, 2000, and will remain at that level for the remainder of the lease term, including any month-to-month extensions of the lease. In addition, the Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation, as discussed further above, which became effective in January 1997. Accordingly, ILM II Holding received variable rent payments in fiscal 2001, 2000, and 1999 in the amounts of $1,006,000, $1,437,000, and $1,261,000, respectively.

INFLATION

         The Company completed its ninth full year of operations in fiscal 2001. The effects of inflation and changes in prices on the Company's operating results to date have not been significant. Inflation in future periods is likely to cause increases in the Company's expenses, which may be partially offset by increases in revenue from the Company's investments in the Senior Housing Facilities. Under the terms of the facilities lease, as discussed further above, the Company, through its consolidated affiliate, ILM II Holding, earned additional rental income based on increases in the gross revenues of the related operating properties beginning in January 1997. Such gross revenues may tend to rise with inflation since the rental rates on the tenant leases, which are short-term in nature, can be adjusted to keep pace with inflation as market conditions allow.

RECENT EVENTS

         Historically, real estate has been subject to a wide range of cyclical economic conditions which affect various real estate sectors and geographic regions with differing intensities and at different times. In 2001, many regions of the United States have experienced varying degrees of economic recession, and the tragic events of September 11, 2001, may have accelerated certain recessionary trends such as the cost of obtaining sufficient property and liability insurance coverage and short-term interest rates. The Company believes, however, that these tragic events should not have a material effect on the Company's portfolio, given the Company's property types and the geographic regions in which the Company is located. The Company does not anticipate any material effects in financial performance.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On June 12, 2001, the Company engaged PricewaterhouseCoopers LLP as its independent auditors, replacing Ernst & Young LLP.

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

         (a) and (b) The names and ages of the Directors and Executive Officers of the Company during fiscal 2001 are as follows:

NAME                     OFFICE                     AGE    DATES OF OFFICE
----                     ------                     ---    ---------------
J. William Sharman, Jr.  President and Director     61     6/9/90** - present
Jeffry R. Dwyer          Secretary and Director     55     6/9/90*  - present
Carl J. Schramm          Director                   55     12/5/96  - present


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

               (d) The business experience of each of the Directors and Executive Officers of the Company is as follows:

         J. WILLIAM SHARMAN, JR. has served as a Director of the Company since its inception in 1990 and was appointed President on July 28, 1998. Mr. Sharman is the Chairman of the Board and Chief Executive Officer of Lancaster Hotels and Resorts, Inc., a hotel management company. Mr. Sharman served for ten years as Chairman of the Board and President of The Lancaster Group, Inc., a real estate development firm based in Houston, Texas, which is the predecessor of Lancaster Hotel Management, L.C. and Bayou Equities, Inc. Mr. Sharman serves as a Director of Small Luxury Hotels, Ltd. of the United Kingdom, an international hotel marketing and reservations firm, and also serves on the Board of Trustees of St. Edwards University in Austin, Texas. Mr. Sharman also presently serves as a Director of Lease I and Lease II. He has a Bachelor of Science degree from the University of Notre Dame.

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

         Based solely on its review of the copies of such forms received by it, the Company believes that, during the year ended August 31, 2001, there was compliance with all filing requirements applicable to its officers and directors and ten-percent beneficial holders.

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

         (b) The Directors and Officers of the Company do not have any direct or indirect ownership of shares of the Company's common stock as of the date hereof.

         (c) There exists no arrangement, known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Jeffry R. Dwyer, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the years ended August 31, 2001 and 2000, Greenberg Traurig earned fees from the Company of $1,326,000 and $603,000, respectively.


                                      III-2

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

         (b) The Company filed a Current Report on Form 8-K dated August 16, 2001, announcing that the proposal to extend the finite-life corporate existence of the Company was not approved by Shareholders at the August 16, 2001, Annual Meeting of Shareholders. Because the overall vote was insufficient to approve the extension, pursuant to the Company's Articles of Incorporation, the Company reported that it will liquidate its properties commencing not later than December 31, 2001.

              The Company filed a Current Report on Form 8-K dated June 8, 2001, announcing that the Company appointed PricewaterhouseCoopers LLP as the Company's new independent auditors, replacing Ernst & Young LLP as auditors effective June 12, 2001.

              The Company filed a Current Report on Form 8-K dated February 14, 2001, announcing that on February 8, 2001, the Company received a notice from CSLC terminating the Amended and Restated Agreement and Plan of Merger dated October 19, 1999, as amended, between the Company and CSLC.

              The Company filed a Current Report on Form 8-K dated November 28, 2000, announcing that the Company extended until March 31, 2000, the outside termination date of its previously announced pending merger agreement with CSLC because CSLC was unable to obtain sufficient financing to complete the merger by September 30, 2000. The Company further announced its intention to resume paying quarterly cash dividends to holders of its common stock beginning in January 2001 and to distribute proceeds from the sale of the Company's co-tenancy interest in Villa Santa Barbara on December 15, 2000.

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


                                 ILM II SENIOR LIVING, INC.


                                 By: /S/ J. WILLIAM SHARMAN, JR.
                                     ----------------------------------------
                                     J. William Sharman, Jr.
                                     President and Chief Executive Officer



Dated:   NOVEMBER 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacity and on the dates indicated.


By:   /S/  J. WILLIAM SHARMAN, JR.               Date:  NOVEMBER 29, 2001
      -----------------------------------               -------------------
      J. William Sharman, Jr.
      Director


By:    /S/ JEFFRY R. DWYER                       Date:  NOVEMBER 28, 2001
      -----------------------------------               -------------------
      Jeffry R. Dwyer
      Director


By:   /S/ CARL J. SCHRAMM                        Date:  NOVEMBER 29, 2001
      -----------------------------------               -------------------
      Carl J. Schramm
      Director

                           ILM II SENIOR LIVING, INC.


                           ANNUAL REPORT ON FORM 10-K
                                  ITEM 14(a)(3)

                           ILM II SENIOR LIVING, INC.


                                INDEX TO EXHIBITS

                                                             PAGE NUMBER IN THE
EXHIBIT NO.    DESCRIPTION OF DOCUMENT                       REPORT OR OTHER REFERENCE
 (3) and (4)   Prospectus of the Registrant dated August     Filed with the Commission pursuant to
               8, 1990, as supplemented, with particular     Rule 424(c) and incorporated herein by
               reference to the Restated  Certificate and    reference.
               Agreement of Limited Partnership.

 (10)          Material contracts previously filed as        Filed with the Commission pursuant to
               exhibits to registration statements and       Section 13 or 15(d) of the Securities
               amendments thereto of the registrant          Exchange Act of 1934 and incorporated
               together with all such contracts  filed as    herein by reference.
               exhibits of previously filed Forms 8-K
               and Forms 10-K are hereby incorporated
               herein by reference.

               Contracts regarding retention by ILM II       Filed as Exhibits 1 and 2 to the
               Current Lease Corporation of Capital Senior   Report on Form 8-K dated July 18, 1996
               Management 2, Inc., as property manager.      and incorporated herein by reference.


(13)           Annual Reports to Stockholders                No Annual Report for the year ended
                                                             August 31, 2001 has been sent to the
                                                             Stockholders. An Annual Report will be
                                                             sent to the Stockholders subsequent to
                                                             this filing.

                           ILM II SENIOR LIVING, INC.

                           ANNUAL REPORT ON FORM 10-K
                         ITEM 14(a)(1) AND (2) AND 14(d)

                           ILM II SENIOR LIVING, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                                                      REFERENCE
ILM II SENIOR LIVING, INC.:

     Report of PricewaterhouseCoopers LLP, Independent Accountants                                       F-2

     Report of Ernst & Young LLP, Independent Auditors                                                   F-3

     Consolidated Statement of Net Assets in Liquidation at August 31, 2001                              F-4

     Consolidated Balance Sheet at August 31, 2000                                                       F-5

     Consolidated Statements of Income for the years ended August 31, 2001,
         2000 and 1999                                                                                   F-6

     Consolidated Statements of Changes in Shareholders' Equity for the years ended
         August 31, 2001, 2000 and 1999                                                                  F-7

     Consolidated Statements of Cash Flows for the years ended August 31, 2001,
         2000 and 1999                                                                                   F-8

     Notes to Consolidated Financial Statements                                                          F-9

SCHEDULE:

Schedule III - Real Estate and Accumulated Depreciation                                                 F-20


         Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

                           ILM II SENIOR LIVING, INC.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of ILM II Senior Living, Inc.:


In our opinion, the accompanying consolidated statement of net assets in liquidation and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the net assets in liquidation of ILM II Senior Living, Inc. and its subsidiary (the "Company") at August 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the Company adopted a plan of liquidation on August 31, 2001, and as a result changed its basis of accounting as of August 31, 2001, and for periods subsequent to August 31, 2001, from the going concern basis to the liquidation basis of accounting.


                                              PricewaterhouseCoopers LLP

Boston, Massachusetts
November 26, 2001

                           ILM II SENIOR LIVING, INC.

                      NOTE: TO BE UPDATED BY ERNST & YOUNG

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Shareholders of
ILM II Senior Living, Inc.

         We have audited the accompanying consolidated balance sheet of ILM II Senior Living, Inc. and subsidiary, as of August 31, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended August 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ILM II Senior Living, Inc. and subsidiary, at August 31, 2000, and the consolidated results of their operations and their cash flows for each of the two years in the period ended August 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                          ERNST & YOUNG LLP

Dallas, Texas
October 24, 2000
except for Note 9, as to which the date is December 15, 2000

                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.

               CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                 August 31, 2001
                               (LIQUIDATION BASIS)
                  (Dollars in thousands, except per share data)


                                                                    2001
                                                                  --------
                            ASSETS

Investment properties, at fair value                                45,500


Cash and cash equivalents                                            1,298
Accounts receivable - related party                                    247
Prepaid expenses and other assets                                       11
                                                                  --------
                                                                  $ 47,056
                                                                  ========

                              LIABILITIES

Accounts payable and accrued expenses                             $    129
Accounts payable - related party                                       966
Built-in gain taxes payable                                          3,705
Accrued liquidation expenses                                         2,404
Preferred shareholders' minority interest in
   consolidated subsidiary                                             152
                                                                  --------
         Total liabilities                                           7,356
                                                                  --------
       Net assets in liquidation                                  $ 39,700
                                                                  ========


                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                           CONSOLIDATED BALANCE SHEET
                                 August 31, 2000
                              (GOING-CONCERN BASIS)
                  (Dollars in thousands, except per share data)


                                     ASSETS

Investment properties, at cost:
   Land                                               $  4,522
   Building and improvements                            24,190
   Furniture, fixtures and equipment                     3,856
                                                      --------
                                                        32,568
   Less: accumulated depreciation                       (8,813)
                                                      --------
                                                        23,755

Mortgage placement fees                                  1,247
Less:  accumulated amortization                         (1,106)
                                                      --------
                                                           141

Loan origination fees                                      144
Less:  accumulated amortization                            (84)
                                                      --------
                                                            60

Cash and cash equivalents                               11,258
Accounts receivable - related party                        376
Prepaid expenses and other assets                           15
Deferred rent receivable                                     6
                                                      --------
                                                      $ 35,611
                                                      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                 $     121
Accounts payable - related party                             40
Construction loan payable                                   570
Preferred shareholders' minority interest in
   consolidated subsidiary                                  143
                                                      ---------
         Total liabilities                                  874

Shareholders' equity:
Common stock, $0.01 par value, 12,500,000 shares
  authorized, 5,181,236 shares issued and outstanding       52
Additional paid-in capital                               44,823
Accumulated deficit                                     (10,138)
                                                      ---------
         Total shareholders' equity                      34,737
                                                      ---------
                                                      $  35,611
                                                      =========


                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                     (In Liquidation as of August 31, 2001)
               For the years ended August 31, 2001, 2000, and 1999
                  (Dollars in thousands, except per share data)


                                                   2001         2000          1999
                                                 --------    ---------    ---------
REVENUE:
   Rental and other                              $  4,555    $   5,401    $   5,265
   Interest                                           170           57           56
                                                 --------    ---------    ---------
                                                    4,725        5,458        5,321
EXPENSES:
   Depreciation                                     1,191        1,190        1,235
   Amortization                                       200          184          184
   General and administrative                         462          294          344
   Professional fees                                2,193        1,137        1,778
   Director compensation                              102          104           83
                                                 --------    ---------    ---------
                                                    4,148        2,909        3,624
                                                 --------    ---------    ---------

OPERATING  INCOME                                     577        2,549        1,697

Unrealized gain on appreciation of
  investment properties                            22,809            -            -
Liquidation expense                                (2,404)           -            -
Built-in gain tax                                  (3,705)           -            -
Gain on sale of Villa Santa Barbara                     -        6,160            -
                                                 --------    ---------    ---------
NET INCOME                                       $ 17,277    $   8,709    $   1,697
                                                 ========    =========    =========
Earnings per share of common stock               $   3.34    $    1.68    $    0.32
                                                 ========    =========    =========
Cash dividends paid per share of common stock    $   2.38    $    0.64    $    0.85
                                                 ========    =========    =========


The above earnings and cash dividends paid per share of common stock are based upon the 5,181,236 shares outstanding during the year.

                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     (In Liquidation as of August 31, 2001)
               For the years ended August 31, 2001, 2000 and 1999
                  (Dollars in thousands, except per share data)


                                                       COMMON STOCK
                                                      $.01 PAR VALUE        ADDITIONAL
                                                    -------------------       PAID-IN      ACCUMULATED
                                                    SHARES       AMOUNT       CAPITAL        DEFICIT         TOTAL
                                                  ---------    ---------    ----------     -----------      -------
BALANCE AT
AUGUST 31, 1998                                   5,181,236    $   52         $44,823        $(12,837)      $32,038

Cash dividends paid                                       -         -               -          (4,404)       (4,404)

Net income                                                          -                  -        1,697         1,697
                                                  ---------    ---------    ----------     -----------      -------
                                                          -

BALANCE AT
AUGUST 31, 1999                                   5,181,236        52          44,823         (15,544)       29,331

Cash dividends paid                                       -         -               -          (3,303)       (3,303)

Net income                                                -         -               -           8,709         8,709
                                                  ---------    ---------    ----------     ----------      --------
BALANCE AT
AUGUST 31, 2000                                   5,181,236        52          44,823         (10,138)       34,737

Cash dividends paid                                       -         -               -         (12,314)      (12,314)

Net income                                                -         -               -          17,277        17,277
                                                  ---------    ---------    ----------     ----------      --------
BALANCE (NET ASSETS)  AT
AUGUST 31, 2001                                   5,181,236    $   52       $   44,823      $  (5,175)     $ 39,700
                                                  =========    =========    ==========     ==========      ========


                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (In Liquidation as of August 31, 2001)
               For the years ended August 31, 2001, 2000, and 1999
                                 (In thousands)


                                                                   2001         2000         1999
                                                                   ----         ----         ----
Cash flows from operating activities:
   Net income                                                   $ 17,277       $ 8,709       $1,697
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Gain on Sale of Villa Santa Barbara                           -        (6,160)           -
         Unrealized gain on appreciation of property             (22,809)
         Depreciation and amortization                             1,392         1,374        1,419
         Charitable contribution of subsidiary's preferred
            stock and accrued dividends                                9             9            9
         Changes in assets and liabilities:
         Accounts receivable - related party                         129           (39)         (64)
         Prepaid expenses and other assets                             4            53           86
         Deferred rent receivable                                      6            31           32
         Accounts payable - related party                            926          (487)         478
         Built-in gain tax payable                                 3,705             -            -
         Accrued liquidation cost payable                          2,404             -            -
         Accounts payable and accrued expenses                         8           (98)          48
                                                                 -------       -------      -------
                  Net cash provided by operating activities        3,051         3,392        3,705
                                                                 -------       -------      -------
Cash flows provided by (used in) investing activities:
   Proceeds from sale of Santa Barbara                                 -        10,144            -
   Additions to investment properties                               (127)         (288)        (377)
                                                                 -------       -------      -------
                  Net cash provided by (used in) investing
                     activities                                     (127)        9,856         (377)
                                                                 -------       -------      -------
Cash flows used in financing activities:
   Loan origination fees paid                                          -             -          (72)
   (Paydown of) proceeds from construction loan facility            (570)         (600)       1,165
   Cash dividends paid to shareholders                           (12,314)       (3,303)      (4,404)
                                                                 -------       -------      -------
                  Net cash used in financing activities          (12,884)       (3,903)      (3,311)
                                                                 -------       -------      -------
Net increase (decrease) in cash and cash equivalents              (9,960)        9,345           17
Cash and cash equivalents, beginning of year                      11,258         1,913        1,896
                                                                 -------       -------      -------
Cash and cash equivalents, end of year                           $ 1,298       $11,258      $ 1,913
                                                                 =======       =======      =======
Cash paid for state income taxes                                 $    17       $    17      $    42
                                                                 =======       =======      =======
Cash paid for interest                                           $    28       $    60      $    11
                                                                 =======       =======      =======
Interest capitalized                                             $    28       $    62      $    17
                                                                 =======       =======      =======


                             See accompanying notes.

                           ILM II SENIOR LIVING, INC.
                         Notes to Financial Statements

1.   NATURE OF OPERATIONS AND PLAN OF LIQUIDATION

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

         ILM II Holding now holds title to the five remaining Senior Housing Facilities which comprise the balance of investment properties on the accompanying consolidated statement of net assets and balance sheet, subject to certain mortgage loans payable to the Company. Such mortgage loans and the related interest expense are eliminated in the consolidation of the financial statements of the Company. The capital stock of ILM II Holding was originally owned by the Company and PaineWebber. ILM II Holding had issued 100 shares of Series A Preferred Stock to the Company in return for a capital contribution in the amount of $495,000 and had issued 10,000 shares of common stock to PaineWebber in return for a capital contribution in the amount of $5,000. The common stock represented approximately 99 percent of the voting power and 1 percent of the economic interest in ILM II Holding, while the preferred stock represented approximately 1 percent of the voting power and 99 percent of the economic interest in ILM II Holding.

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

         With this transfer completed, effective January 23, 1997, ILM II Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of a new class of nonvoting, 8% cumulative preferred stock issued to the Company (the "Preferred Stock"). The number of authorized shares of preferred and common stock in ILM II Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock will accrue at a rate of 8% per annum on the original $1,000 liquidation preference and will be cumulative from the date of issuance. Since ILM II Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. The Company recorded the contribution of the Preferred Stock in ILM II Holding to the charitable organizations at the amount of the initial liquidation preference of $111,000. Such amount was included in general and administrative expense on the income statement for the year ended August 31, 1997. Cumulative dividends accrued as of August 31, 2001 and 2000, on the preferred stock in ILM II Holding totaled approximately $40,000 and $32,000, respectively.

                           ILM II SENIOR LIVING, INC.
                         Notes to Financial Statements

1.    NATURE OF OPERATIONS AND PLAN OF LIQUIDATION

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

         On February 7, 1999, the Company entered into an agreement and plan of merger, which was subsequently amended, with CSLC, the corporate parent of Capital.

         At a special meeting of Shareholders on June 22, 2000, holders of more than two-thirds of the outstanding shares of the Company's common stock voted in favor of approval of the then proposed Agreement and Plan of Merger.

         On August 15, 2000, the Company caused ILM II Holding to complete the sale of its 75% co-tenancy interest in its senior living facility located in Santa Barbara, California ("Villa Santa Barbara"), to CSLC for $10,143,750. In consideration for the sale, the Company received $9,543,750 in cash and CSLC contributed $600,000 toward the Company's outstanding construction loan debt and assumed certain then current transaction expenses of the Company in connection with the previously announced proposed merger. The remaining 25% co-tenancy interest in Villa Santa Barbara was formerly owned by ILM Holding, Inc. ("Holding I"), a subsidiary of ILM Senior Living, Inc. ("ILM I") and was transferred to CSLC at the time the merger between ILM I and CSLC was consummated. A gain on the sale of approximately $6,160,000 was recognized in the accompanying consolidated statement of income for the year ended August 31, 2000.

         In November 2000, the Facilities Lease Agreement, which was scheduled to expire on December 31, 2000, was extended through the earlier of the date on which the merger of the Company with CSLC was consum- mated or March 31, 2001, and on a month-to-month basis thereafter if the merger was not consummated by that time. Although there can be no assurance, the Facilities Lease Agreement is expected to continue on a month-to-month basis until the Senior Housing Facilities are sold.

                           ILM II SENIOR LIVING, INC.
                         Notes to Financial Statements

1.       NATURE OF OPERATIONS AND PLAN OF LIQUIDATION (CONTINUED)

         On February 8, 2001, the Company received notice from CSLC terminating the merger agreement. CSLC stated in its termination letter that it terminated the merger agreement because of its concerns relating to the Company's claimed election in 1996 to defer built-in gain taxes upon conversion of ILM II Holding from a "C" Corporation to a REIT. As previously reported in the Company's public filings, the Company claimed this election based upon the advice of its outside tax accountants; has operated since 1996 under the belief that such election was validly perfected; and, in February 2001, pursued administrative relief with the Internal Revenue Service to ensure the availability of the Company's election to defer such corporate level built-in gain taxes. On May 8, 2001, the Internal Revenue Service notified the Company that it granted the requested administrative relief in this matter.

         On July 6, 2001, in a proxy statement filed on Schedule 14A with the Securities and Exchange Commission, the Company's Board of Directors recommended to the Company's Shareholders that the Company's Articles of Incorporation be amended to extend the Company's finite-life existence from December 31, 2001 until December 31, 2008. On August 16, 2001, at the Annual Meeting of Shareholders, the proposal to extend the finite-life corporate existence of the Company was not approved by the Shareholders. The Company's Articles of Incorporation required holders of a majority of its outstanding shares to approve the proposal Accordingly, pursuant to the Company's Articles of Incorporation, the Company has adopted a plan of liquidation and announced that it will liquidate its Senior Housing Facilities commencing not later than December 31, 2001. As a result, the Company changed its basis of accounting, as of August 31, 2001, from the going-concern basis to the liquidation basis. Upon liquidation of the Senior Housing Facilities, net proceeds and remaining cash reserves, after paying all liquidation and dissolution expenses, will be distributed to the Company's Shareholders and the Company will be dissolved.

                           ILM II SENIOR LIVING, INC.
                         Notes to Financial Statements

1.  NATURE OF OPERATIONS AND PLAN OF LIQUIDATION (CONTINUED)

         Pursuant to its obligation to liquidate and distribute its assets on December 31, 2001 in accordance with its Articles of Incorporation, on November 20, 2001, the Company and ILM II Holding entered into a purchase and sale agreement with BRE/Independent Living, LLC, a Delaware limited liability company ("BRE") pursuant to which the Company agreed to sell, and BRE agreed to purchase, all of the Company's right, title and interest in and to its Senior Housing Facilities and certain other related assets. In consideration for the sale of the Senior Housing Facilities, BRE agreed, subject to certain conditions and apportionments, to pay the Company a purchase price of $45.5 million, approximately $2.275 million of which will be paid as a refundable deposit, into escrow, on or before November 27, 2001 (the "Deposit").

         Each of the parties' respective obligations under such agreement is subject to customary closing conditions and includes a broad "diligence out" for BRE through December 31, 2001, which may be extended until March 1, 2002, providing BRE with the right, in its sole discretion, to terminate the agreement and receive a refund of the Deposit if BRE is not satisfied with any aspect of the Senior Housing Facilities. In the event BRE fails to terminate the agreement on or before January 31, 2002 pursuant to the termination right mentioned above, unless BRE elects for the Deposit to become non-refundable, the Company will be permitted to enter into a back-up agreement with a third party for the sale of the Senior Housing Facilities, which third party agreement will become effective in the event BRE terminates the agreement. Further, under certain circumstances, BRE is entitled to terminate the agreement and receive up to $2.4 million from the Company as liquidated damages and in certain other circumstances, the Company would be entitled to terminate the agreement and retain the Deposit as liquidated damages.

         Prior to entering into such agreement and in view of the pending termination of the Company's finite life corporate existence, the Company thought it was prudent to conduct an auction of the Company and the Senior Housing Facilities and accordingly authorized management to work expeditiously with the Company's legal and financial advisors to identify prospective purchasers of the Company's capital stock or assets (by means of merger, strategic business combination, tender offer or sale of the Company's Senior Housing Facilities) and to elicit bona fide offers for transactions to be consummated on or prior to December 31, 2001 which would maximize current shareholder value. As part of a five-week auction process that ended on October 24, 2001, liquidation announcements for the Company were published in the WALL STREET JOURNAL and THE WASHINGTON POST. Through the process, 160 potential purchasers were identified, comprehensive due diligence packages were distributed, and 126 potential purchasers expressed interest in reviewing information relating to one or more of the Senior Housing Facilities. Of those potential purchasers, 17 provided formal indications of interest, including eight parties who were interested in acquiring only a single senior or assisted living facility. Initial indications of interest for the Senior Housing Facilities, in terms of purchase price, ranged from a low of $34.0 million to a high of $51.0 million, the highest indication having been withdrawn shortly after it was made. Based upon the non-withdrawn indications of interest received, the Company's Board of Directors, with the advice of its legal and financial advisors, concluded that the BRE indication of interest was the highest in terms of a proposed purchase price and was most likely to maximize current shareholder value. Accordingly, the Company immediately entered into negotiations with BRE which culminated in the execution of the agreement mentioned above.

                           ILM II SENIOR LIVING, INC.
                         Notes to Financial Statements

1.    NATURE OF OPERATIONS AND PLAN OF LIQUIDATION (CONTINUED)

         Upon consummation of the transactions contemplated by such agreement or otherwise upon sale of the Senior Housing Facilities to a third party, the Company intends to liquidate and distribute its assets in accordance with the Virginia Stock Corporation Act, which provides for the distribution of the Company's assets first to the Company's creditors for purposes of discharging all of the Company's liabilities, and then, to the extent assets are remaining, to the Company's shareholders in accordance with their respective rights and interests.

         There can be no assurance as to whether the transactions contemplated by the agreement will be consummated or, if consummated, as to the exact timing thereof. Similarly, there can be no assurance as to the timing of a liquidation and distribution of the Company's assets or the amount of assets that will be distributed to the Company's shareholders, if any.

2.    SUMMARY OF  SIGNIFICANT ACCOUNTING POLICIES

         The Company's significant accounting policies are summarized as follows:

A.   BASIS OF PRESENTATION AND ACCOUNTING ESTIMATES

In connection with its adoption of a plan of liquidation as of August 31, 2001, the Company adopted the liquidation basis of accounting which, among other things, requires that assets and liabilities be stated at their estimated value and that estimated costs of liquidating the Company be provided to the extent that they are reasonably determinable.

As of August 31, 2001, the Company adopted a plan of liquidation and, accordingly, adjusted the carrying value of investment properties to $45,500,000 and recorded accrued expenses of $2,404,000. These expenses include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Company. These costs include estimates of legal fees ($500,000); the potential Feldman litigation settlement ($440,000); taxes ($400,000); commissions ($460,000); insurance ($290,000); and other ($314,000).

The investment properties were valued based on a Purchase and Sale agreement executed by the Company with a third party on November 20, 2001. The proposed sale price is subject to change upon completion of the due diligence period and amounts ultimately realized may vary significantly. There can be no assurance as to whether the transactions contemplated by the agreement will be consummated or, if consummated, as to the exact timing thereof. Similarly, there can be no assurance as to the timing of a liquidation and distribution of the Company's assets or the amount of assets that will be distributed to the Company's shareholders, if any.

The actual liquidation costs could vary from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution of the Company. The accrued expenses do not take into consideration possible litigation arising from the potential representations and warranties made as part of the sale of the Senior Housing Facilities. Such costs, if any, are unknown and are not estimable at this time.

The accompanying financial statements include the financial statements of the Company and ILM II Holding. All intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that the Company make estimates affecting the reported amounts of assets and liabilities, and of revenues and expenses. Key estimates include the valuation of investment properties and the estimate of liquidation expenses. Actual results, therefore, could differ from these estimates.

                           ILM II SENIOR LIVING, INC.
                         Notes to Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.   CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less.

C.   INVESTMENT PROPERTIES

In accordance with the adoption of the liquidation basis of accounting, the Company increased the fair value of its investment properties as of August 31, 2001, to a value of $45,500,000, to equal the expected gross proceeds from the expected sale of the Senior Housing Facilities. This increase in fair value is included on the accompanying consolidated statement of net assets in liquidation at August 31, 2001.

The investment properties were valued based on a Purchase and Sale agreement executed by the Company with a third party on November 20, 2001. The proposed sale price is subject to change upon completion of the due diligence period and amounts ultimately realized may vary significantly. There can be no assurance as to whether the transactions contemplated by the agreement will be consummated or, if consummated, as to the exact timing thereof. Similarly, there can be no assurance as to the timing of a liquidation and distribution of the Company's assets or the amount of assets that will be distributed to the Company's shareholders, if any.

Properties owned by the Company were initially recorded at the purchase price plus closing costs. Development costs and major renovations were capitalized as a component of costs, and routine maintenance and repairs were charged to expense as incurred.

For the years ended August 31, 2000 and 1999, investment properties were carried at the lower of cost, reduced by accumulated depreciation. Depreciation expense was provided on a straight-line basis using an estimated useful life of 40 years for the buildings and improvements and five years for the furniture, fixtures and equipment.

Mortgage placement fees were incurred by the Company and these fees are included in the accompanying consolidated balance sheets for fiscal year 2000, reduced by Accumulated Amortization of mortgage placement fees. Loan origination fees relating to the construction loan facility (see Note 6) are included on the accompanying consolidated balance sheet. These fees were being amortized to expense on a straight-line basis over the term of the loan and were fully written off at August 31, 2001. Interest paid on the construction loan facility was capitalized until the loan was repaid.

D.    RENTAL REVENUE

In fiscal years 2001, 2000 and 1999, rental revenues consist of payments due from Lease II under the terms of the Facilities Lease Agreement described in
Note 5. Base rental income under the facilities lease is recognized on a straight-line basis over the term of the lease. Deferred rent receivable on the balance sheet as of August 31, 2000 represents the difference between rental income on a straight-line basis and rental income received under the terms of the facilities lease.

                           ILM II SENIOR LIVING, INC.
                         Notes to Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.   INCOME TAXES

The Company has elected to qualify and to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for each taxable year of operations. As a REIT, the Company is allowed a deduction for the amount of dividends paid to its shareholders, thereby effectively subjecting the distributed net taxable income of the Company to taxation at the shareholder level only, provided it distributes at least 90% of its taxable income and meets certain other requirements for qualifying as a real estate investment trust. In connection with the settlement agreement described in Note 1, the Company, through ILM II Holding, obtained title to the Senior Housing Facilities securing its mortgage loan investments. To retain REIT status, the Company must ensure that 75% of its annual gross income is received from qualified sources. Under the original investment structure, interest income from the Company's mortgage loans was a qualified source. The Senior Housing Facilities that are now owned by a subsidiary of the Company provide residents with more services, such as meals, activities, assisted living, etc., than are customary for ordinary residential apartment properties. As a result, a significant portion of the rents paid by the residents includes income for the increased level of services received by them. Consequently, the rents paid by the residents likely would not be qualified rents for REIT qualification purposes if received directly by the Company. Therefore, if the Company received such rents directly, it could lose REIT status and be taxed as a regular corporation. After extensive review, the Board of Directors determined that it would be in the best interests of the Shareholders for the Company to retain REIT status and facilities lease the properties to a shareholder-owned operating company. As discussed further in
Note 4, on September 12, 1994 the Company formed a new subsidiary, Lease II, for the purpose of operating the Senior Housing Facilities. The Senior Housing Facilities were leased to Lease II effective September 1, 1995 (see Note 4 for a description of the Facilities Lease Agreement).

The Company reports on a calendar year basis for income tax purposes. All distributions during calendar years 2000 and 1999 were ordinary taxable dividends, except that 14.01% of distributions for 1999 represented a return of capital.

3.   BUILT-IN GAIN TAX

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

         Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM II Holding to a REIT would not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the properties were to be held for a period of at least ten years from the date of the conversion of ILM II Holding to a REIT. However, since the end of the Company's original anticipated holding period as defined in the Articles of Incorporation is December 31, 2001, the properties will not be held for such additional period of time. Based on management's current estimate of the increase in the values of the Senior Housing Facilities which occurred between April 1994 and January 1996, as supported by independent appraisals, a sale of the Senior Housing Facilities within ten years of the date of the conversion of ILM II Holding to a REIT would result in a built-in gain tax of approximately $3.8 million. The sale of the Company's interest in Villa Santa Barbara resulted in the recognition of a built-in gain of approximately $600,000, which was offset by pre-conversion net operating losses. Based in part upon advice from the Company's outside tax accountants, commencing in 1996 the Company has acted as though it had made an election in its 1996 tax return to allow the Company to avoid a corporate level tax upon conversion of ILM II Holding from a "C" Corporation to a REIT. Because proof of a formal election had not then been obtained, in February 2001 the Company pursued administrative relief with the Internal Revenue Service to ensure the availability of the benefits of this election.

                           ILM II SENIOR LIVING, INC.
                         Notes to Financial Statements


3.   BUILT-IN GAIN TAX (CONTINUED)

On May 8, 2001, the Internal Revenue Service notified the Company that it granted the requested administrative relief in this matter and, accordingly, the built-in gain tax has been deferred. To avoid this built-in gain tax, the Directors had recommended to the Shareholders an amendment to the Articles of Incorporation to extend the Company's scheduled liquidation date. At the Annual Meeting of Shareholders on August 16, 2001, the proposal to extend the finite life corporate existence of the Company was not approved by Shareholders. Because the overall vote was insufficient to approve the extension, pursuant to the Company's Articles of Incorporation, the Company has adopted a plan of liquidation and announced that it will liquidate its properties commencing not later than December 31, 2001.

         As a result of the adoption of the plan of liquidation, the built-in gain tax will be payable upon the disposition of the investment properties. Accordingly, the Company has accrued a liability of $3,705,250 on the accompanying consolidated statement of net assets in liquidation at August 31, 2001, for the built-in gain tax.

4.    PROPERTY MANAGEMENT AGREEMENT

         Lease II has retained Capital to be the property manager of the Senior Housing Facilities and the Company has guaranteed the payment of all fees due to Capital pursuant to a Management Agreement which commenced on July 29, 1996. For the years ended August 31, 2001, 2000, and 1999, Capital earned property management fees from Lease II of $656,000, $903,000 and $980,000, respectively.


5.    RELATED PARTY TRANSACTIONS

         Jeffry R. Dwyer, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the years ended August 31, 2001 and 2000, Greenberg Traurig received fees from the Company of $1,326,000 and $603,000, respectively.

         ACCOUNTS RECEIVABLE - RELATED PARTY at August 31, 2001 and 2000 represents amounts due from an affiliated company, Lease II, for variable rent. ACCOUNTS PAYABLE - RELATED PARTY at August 31, 2001, represents unbilled legal fees due to to Greenberg Traurig, counsel to the Company and its affiliates and a related party. ACCOUNTS PAYABLE - RELATED PARTY at August 31, 2000, includes $40,000 of expense reimbursements payable to Lease II.

                           ILM II SENIOR LIVING, INC.
                         Notes to Financial Statements


6.    INVESTMENT PROPERTIES SUBJECT TO FACILITIES LEASE

         As of August 31, 2001 and 2000, the Company, through its consolidated subsidiary, owned five Senior Housing Facilities (six Senior Housing Facilities through August 15, 2000, when Villa Santa Barbara was sold) (see Note 1). The name, location and size of the properties and the date that the Company made its initial investment in such assets are as set forth below:


                                                                                    YEAR
                                                     RENTABLE      RESIDENT       FACILITY       DATE OF
NAME                        LOCATION                 UNITS (2)   CAPACITIES(2)      BUILT     INVESTMENT (1)
----                        --------                 ---------   -------------      -----     --------------
The Palms                   Fort Myers, FL              205           255           1988          7/18/90
Crown Villa                 Omaha, NE                    73            73           1992          4/25/91
Overland Park Place         Overland Park, KS           141           153           1984          4/9/92
Rio Las Palmas              Stockton, CA                164           190           1988          5/14/92
The Villa at Riverwood      St. Louis County, MO        120           140           1986          5/29/92
Villa Santa Barbara (3)     Santa Barbara, CA


(1) Represents the date of the Company's original mortgage loan to Angeles Housing Concepts, Inc. (see Note 1).

(2) Rentable units represent the number of apartment units and is a measure commonly used in the real estate industry. Resident capacity equals the number of bedrooms contained within the apartment units and corresponds to measures commonly used in the healthcare industry.

(3)      The Company's investment in Villa Santa Barbara was sold on August 15,
         2000.

         The Facilities Lease Agreement is between the Company's consolidated subsidiary, ILM II Holding, as owner of the Senior Housing Facilities and Lessor, and Lease II as Lessee. Through December 31, 2000, the Lessor had the right to terminate the Facilities Lease Agreement as to any property sold by the Lessor as of the date of such sale. The Facilities Lease Agreement was originally scheduled to expire on December 31, 2000, unless earlier terminated at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party, but in November 2000, was extended beyond its original expiration date on a month-to-month basis by vote of the Board of Directors. The Facilities Lease Agreement is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Lease II pays annual base rent for the use of all of the Facilities in the aggregate amount of $3,555,427 ($3,995,586 per year and $4,035,600 per year in 2000 and 1999, respectively). The reduction in base rent from the previous years is due the sale of Villa Santa Barbara on August 15, 2000.) Lease II also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $11,634,000 ($13,021,000 through August 15, 2000, when Villa Santa Barbara was sold). For the years ended August 31, 2001, 2000, and 1999, variable rental income was $1,006,000, $1,437,000, and $1,261,000, respectively.

                           ILM II SENIOR LIVING, INC.
                         Notes to Financial Statements

6.   INVESTMENT PROPERTIES SUBJECT TO FACILITIES LEASE (CONTINUED)

         Condensed balance sheets as of August 31, 2001, 2000, and 1999, and condensed statements of operations for the years ended August 31, 2001, 2000, and 1999 of Lease II are as follows (in thousands):


                                                     2001            2000          1999
                                                     ----            ----          ----
                                               (in liquidation)
ASSETS
   Current assets                               $  1,521          $  2,073      $  1,990
   Furniture, fixtures, and equipment, net             -               451           617
   Other assets                                        9                21           163
                                               ------------      -----------   ----------
                                                $  1,530          $  2,545      $  2,770
                                                ========          ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities                          $  1,445          $  1,537      $  1,467
   Other liabilities                                   -                 6            37
   Shareholders' equity                               85             1,002         1,266
                                               -----------       ---------     ---------
                                                $  1,530          $  2,545      $  2,770
                                                ========          ========      ========
STATEMENT OF OPERATIONS
   Revenues                                      $14,180           $16,605       $16,250
   Operating expenses                             15,041            16,394        15,339
   Income tax expense (benefit)                       56               475           342
                                               ------------      -----------   -----------
   Net (loss) income                           $    (917)        $    (264)    $     569
                                               ============      ===========   ===========


7.   LEGAL PROCEEDINGS

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

         On August 15, 2000, the merger of ILM I with CSLC was consummated and on February 28, 2001, CSLC terminated the proposed merger with the Company. Because of these events and based upon the Stipulation of Settlement, if the Company was to consummate an extraordinary transaction with a third party, the Company would be responsible for the Company's share of the plaintiff's attorney's fees and expenses.

         As a result of the adoption of a plan of liquidation, a liability of $440,000 for a potential Feldman litigation settlement is included in accrued liquidation expense on the consolidated statement of net assets in liquidation at August 31, 2001.

                           ILM II SENIOR LIVING, INC.
                         Notes to Financial Statements

8.  CONSTRUCTION LOAN FINANCING

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

         Amounts outstanding under the loan at August 31, 2001 and 2000 were $0 and $570,000, respectively. Loan origination fees of $144,000 were paid in connection with this loan facility and were amortized over the life of the loan. On April 3, 2001, unamortized loan origination fees totaling $29,867 were amortized to expense with repayment of the loan. Capitalized interest at August 31, 2001 and 2000, was $107,059 and $79,310, respectively. There were no amounts outstanding under the loan at August 31, 2001.

9.    DIVIDENDS

         On November 13, 2000, the Company's Board of Directors voted to reinstate the payment of regular quarterly dividends to shareholders with the dividend for the quarter ending November 30, 2000, which was paid on January 15, 2001. Payment of dividends had been suspended in June 2000 pending the then proposed merger.

         On November 13, 2000, the Company's board of directors also voted to distribute to shareholders the net proceeds of approximately $9.8 million or $1.89 per share from the sale of the Company's 75% interest in Villa Santa Barbara.

         On December 15, 2000, the Company's Board of Directors declared a quarterly dividend to distribute the net proceeds from the sale of the Company's investment in Villa Santa Barbara. A dividend of $1.89 per share of common stock, totaling approximately $9,792,000 was paid as of December 15, 2000, to Shareholders of record as of November 1, 2000.

         Also on December 15, 2000, the Company's Board of Directors declared a quarterly dividend for the quarter ended November 30, 2000, in the amount of $0.1622 per share of common stock. On January 15, 2001, the dividend totaling approximately $840,000 was paid to Shareholders of record at the close of business on December 15, 2000.

         On March 15, 2001, the Company's Board of Directors declared a quarterly dividend for the quarter ended February 28, 2001, in the amount of $0.1622 per share of common stock. On April 16, 2001, the dividend totaling approximately $840,000 was paid to Shareholders of record at the close of business on March 30, 2001.

         In June 2001, the Company's Board of Directors declared a quarterly dividend for the quarter ended May 31, 2001. On July 16, 2001, a dividend of $0.1622 per share of common stock, totaling approximately $840,000 was paid to Shareholders of record as of June 30, 2001.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                           ILM II SENIOR LIVING, INC.
        CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 August 31, 2001
                             (Amounts in thousands)


                                                                                COSTS
                                                                             CAPITALIZED
                                                      INITIAL COST TO          (REMOVED        GROSS AMOUNT AT WHICH CARRIED AT
                                                      THE COMPANY (2)        SUBSEQUENT TO)            END OF YEAR
                                                   ----------------------    ACQUISITION OF    --------------------------------
                                                              BUILDINGS &     BUILDINGS &                         BUILDINGS &
DESCRIPTION                    ENCUMBRANCES(1)     LAND       IMPROVEMENT   IMPROVEMENTS(3)       LAND            IMPROVEMENTS
-----------                    ---------------     ----       -----------   ---------------    ----------        --------------
CONGREGATE CARE FACILITIES:
FORT MYERS,                       $  8,700       $  1,075       $ 11,233       $ (3,268)       $  1,319          $  7,877
FLORIDA

OMAHA,
NEBRASKA                             4,950            400          5,043         (1,054)            580             3,886

OVERLAND PARK,
KANSAS                               7,850            672          6,787             22             656             6,679

STOCKTON,
CALIFORNIA                           5,700          1,507          5,628           (443)          1,670             5,224

ST. LOUIS
COUNTY,                              5,850            292          4,488             74             368             4,436
MISSOURI

SANTA BARBARA,
CALIFORNIA                           5,094          1,160          4,322           (197)              0                 0
                                  --------       --------       --------       --------        --------          --------
SUB-TOTAL                         $ 38,144       $  5,106       $ 37,501       $ (4,866)       $  4,593          $ 28,102
                                  --------       --------       --------       --------        --------          --------
FAIR VALUE ADJ.                         --             --             --             --              --                --
                                  --------       --------       --------       --------        --------          --------
TOTAL                             $ 38,144       $  5,106       $ 37,501       $ (4,866)       $  4,593          $ 28,102
                                  ========       ========       ========       ========        ========          ========


                               GROSS AMOUNT AT
                               WHICH CARRIED AT
                                  END OF YEAR
                               -----------------                                                                        DEPRECIABLE
                                 UNAMORTIZED                    ACCUMULATED     ACCUMULATED       DATE OF      DATE        LIFE
DESCRIPTION                    MORTGAGE FEES(5)    TOTAL     DEPRECIATION(5)  AMORTIZATION(5)  CONSTRUCTION  ACQUIRE     OF ASSETS
-----------                    ----------------    -----     ---------------  ---------------  ------------  --------   -----------
CONGREGATE CARE FACILITIES:
FORT MYERS,                       $    412       $  9,608       $ (2,739)       $   (454)         1988       7/18/90      5-40 YRS.
FLORIDA

OMAHA,
NEBRASKA                               183          4,649         (1,581)           (176)         1992       4/25/91      5-40 YRS.

OVERLAND PARK,
KANSAS                                 251          7,586         (2,132)           (240)         1984       4/9/92       5-40 YRS.

STOCKTON,
CALIFORNIA                             240          7,134         (1,848)           (226)         1988       5/14/92      5-40 YRS.

ST. LOUIS
COUNTY,                                161          4,965         (1,704)           (151)         1985       5/29/92      5-40 YRS.
MISSOURI

SANTA BARBARA,
CALIFORNIA                               0              0              0               0          1979       7/13/92      5-40 YRS.
                                  --------       --------       --------        --------
SUB-TOTAL                         $  1,247       $ 33,942       $(10,004)       $ (1,247)
                                  --------       --------       --------        --------
FAIR VALUE ADJ.                         --         11,558         10,004           1,247
                                  --------       --------       --------        --------
TOTAL                             $  1,247       $ 45,500       $      0        $      0
                                  ========       ========       ========        ========

(1) ENCUMBRANCES REPRESENT FIRST MORTGAGE LOANS BETWEEN ILM II HOLDING AS MORTGAGOR, AND THE COMPANY AS MORTGAGE. SUCH LOANS ARE ELIMINATED IN CONSOLIDATION IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS (SEE
       NOTE 4).

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

(4) THE AGGREGATE COST OF REAL ESTATE OWNED AT AUGUST 31, 2001 FOR FEDERAL INCOME TAX PURPOSES IS APPROXIMATELY $31,365,719

(5) THE 75% CO-TENANCY INTEREST IN VILLA SANTA BARBARA WAS SOLD TO CAPITAL SENIOR LIVING CORPORATION (CSLC) ON AUGUST 15, 2000.

(6) CERTAIN NUMBERS HAVE BEEN RECLASSIFIED TO CONFORM TO THE CURRENT YEAR'S PRESENTATION.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                    ILM II SENIOR LIVING, INC. AND SUBSIDIARY
        SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
                                 August 31, 2001
                             (Amounts in thousands)

                                                                         2001            2000            1999
                                                                       --------        --------        --------
(5)    Reconciliation of real estate owned:

       Balance at beginning of period                                  $ 33,815        $ 38,861        $ 38,484
         Acquisitions and improvements - year ended 8/31/01                 127            --              --
         Sale of Villa Santa Barbara on August 15, 2000                    --            (5,334)           --
         Acquisitions and improvements - year ended 8/31/00                --               288            --
         Acquisitions and improvements - year ended 8/31/99                --              --               377
         Fair value adjustment                                           11,558            --              --
                                                                       --------        --------        --------
       Balance at end of period                                        $ 45,500        $ 33,815        $ 38,861
                                                                       ========        ========        ========
(6)    Reconciliation of accumulated depreciation and amortization:

       Balance at beginning of period                                  $  9,919        $  9,942        $  8,565
         Depreciation and amortization expense - year ended 8/31/01       1,391            --              --
         Sale of Villa Santa Barbara on August 15, 2000                                  (1,354)
         Depreciation and amortization expense - year ended 8/31/00                       1,331
         Depreciation and amortization expense - year ended 8/31/99        --              --             1,377
         Fair value adjustment - depreciation and amortization
           expense  - year ended 8/31/01                                (11,251)
                                                                       --------        --------       ---------
       Balance at end of period                                        $      0        $  9,919        $  9,942
                                                                       ========        ========        ========