Form 10-Q
period 2001-11-30
ILM II SENIOR LIVING INC /VA
filed 2002-01-15
CIK 861880

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 12B-25

                                              Commission File Number:  0-18942

                           NOTIFICATION OF LATE FILING


(Check One): [ ]Form 10-K   |_| Form 11-K  |_| Form 20-F  |X| Form 10-Q

|_| Form N-SAR
      For Period Ended:  November 30, 2001

|_| Transition Report on Form 10-K      |_| Transition Report on Form 10-Q
|_| Transition Report on Form 20-F      |_| Transition Report on Form N-SAR
|_| Transition Report on Form 11-K
      For Period Ended:  N/A

      Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the item(s) to which the notification relates: N/A


                                     PART I
                             REGISTRANT INFORMATION

                           ILM II SENIOR LIVING, INC.
                            (Full name of registrant)

                         Former name if applicable: N/A

                             1750 Tysons Boulevard,
                                   Suite 1200
                          Tysons Corner, Virginia 22102
                     (Address of principal executive office)


                                     PART II
                             RULE 12B-25(b) AND (c)

      If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate.)

      |X|   (a)  The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

      |X|   (b)  The subject annual report, semi-annual report, transition report on Form 10-K, 20-F, 11-K or Form N-SAR, or portion thereof will be filed on or before the 15th calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

      | |   (c)  The accountant's statement or other exhibit required by Rule
                 12b-25(c) has been attached if applicable.

                                    PART III
                                    NARRATIVE

State below in reasonable detail the reasons why the Form 10-K, 11-K, 10-Q, N-SAR or the transition report or portion thereof, could not be filed within the prescribed time period.

The Quarterly Report on Form 10-Q of ILM II Senior Living, Inc. (the "Registrant") was not completed by January 14, 2002, the last day for a timely filing of such Quarterly Report for the period ended November 30, 2001 because of delays in implementing the liquidation basis of accounting for the Registrant's assets and liabilities, which delays cannot be avoided without unreasonable cost and expense to the Registrant. Additional time is required in order to enable the Registrant to file a complete and accurate report. The Form 10-Q will be filed on or before January 19, 2002, in accordance with Rule 12b-25(b).

                                     PART IV
                                OTHER INFORMATION

      (1) Name and telephone number of person to contact in regard to this notification

            J. William Sharman, Jr.         (888)                  257-3550
            -----------------------      -----------          ------------------
                     (Name)              (Area Code)          (Telephone Number)

      (2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).

                                                                   |X| Yes| | No

      (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

                                                                   |X| Yes | |No

      If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

As of August 31, 2001, the Company adopted a liquidation basis of accounting. Consequently, it is anticipated that there will be a significant change, as compared to the corresponding period for the last fiscal year, in the presentation of results of operations due to the elimination of depreciation expenses, the adjustment of assets and liabilities of the Company to fair value and the accrual of liquidation expenses.


                           ILM II SENIOR LIVING, INC.
                  (Name of Registrant as Specified in Charter)

      has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  January  15, 2002                By:  /s/J. William Sharman, Jr.
                                             -----------------------------------
                                        Name:  J. William Sharman, Jr.
                                        Title: Chairman of the Board of
                                               Directors, President and Chief
                                               Executive Officer