Form 10-Q
period 2001-11-30
ILM II SENIOR LIVING INC /VA
filed 2002-02-28
CIK 861880

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-18942

                            ------------------------

                           ILM II SENIOR LIVING, INC.

             (Exact name of registrant as specified in its charter)

             VIRGINIA                            06-1293758
      (State of organization)                  (IRS Employer
                                            Identification No.)

1750 TYSONS BOULEVARD, SUITE 1200,                 22102
         TYSONS CORNER, VA
  (Address of principal executive                (zip code)
             offices)

                                 (888) 357-3550
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

 TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON
                                  WHICH REGISTERED
        None                            None

          Securities registered pursuant to Section 12(g) of the Act:

                     SHARES OF COMMON STOCK $.01 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Shares of common stock outstanding as of November 30, 2001: 5,181,236

Current Report on Form 8-K
Of Registrant Dated November 16, 2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ILM II SENIOR LIVING, INC.
--------------------------------------------------------------------------------

                                     INDEX
--------------------------------------------------------------------------------

                                                                                    Page
----------------------------------------------------------------------------------------
Part I.    Financial Information

           Item 1.   Financial Statements

                     Consolidated Statements of Net Assets in Liquidation
                       November 30, 2001 (Unaudited) and August 31, 2001               4

                     Consolidated Statement of Changes in Net Assets in
                       Liquidation For the three months ended November 30, 2001
                       (Unaudited)                                                     5

                     Consolidated Statement of Income
                       For the three months ended November 30, 2000 (Unaudited)        6

                     Consolidated Statement of Changes in Shareholders' Equity
                       For the three months ended November 30, 2000 (Unaudited)        7

                     Consolidated Statement of Cash Flows
                       For the three months ended November 30, 2000 (Unaudited)        8

                     Notes to Consolidated Financial Statements (Unaudited)         9-16

           Item 2.   Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                   17-21

Part II.   Other Information

           Item 5.   Other Information                                                25

           Item 6.   Exhibits and Reports on Form 8-K                                 25

Signatures                                                                            26

--------------------------------------------------------------------------------

                           ILM II SENIOR LIVING, INC.
--------------------------------------------------------------------------------

Part I. Financial Information

Item I. Financial Statements
     (see next page)

--------------------------------------------------------------------------------

              CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
--------------------------------------------------------------------------------

                              (Liquidation Basis)
               November 30, 2001 (Unaudited) and August 31, 2001
                 (Dollars in thousands, except per share data)

Assets                                                             November 30, 2001      August 31, 2000
---------------------------------------------------------------------------------------------------------
Investment properties, at fair value                          $               45,500   $           45,500
Cash and cash equivalents                                                        945                1,298
Accounts receivable -- related party                                             717                  247
Prepaid expenses and other assets                                                  4                   11
                                                              -------------------------------------------
                                                              $               47,166   $           47,056
                                                              ===========================================
Liabilities
---------------------------------------------------------------------------------------------------------
Accounts payable and accrued expenses                         $                  264   $              129
Accounts payable -- related party                                                920                  966
Built-in gain taxes payable                                                    3,705                3,705
Accrued liquidation expenses                                                   2,115                2,404
Preferred shareholders' minority interest in consolidated
  subsidiary                                                                     154                  152
                                                              -------------------------------------------
    Total liabilities                                                          7,158                7,356
                                                              -------------------------------------------
  Net assets in liquidation                                   $               40,008   $           39,700
                                                              ===========================================

                            See accompanying notes.

--------------------------------------------------------------------------------

         CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
--------------------------------------------------------------------------------

                              (Liquidation Basis)
            For the three months ended November 30, 2001 (Unaudited)
                 (Dollars in thousands, except per share data)

--------------------------------------------------------------------------
Net assets in liquidation, August 31, 2001                    $     39,700

Increase (decrease) during the three months ended November
  30, 2001:

Operating activities:
  Rental and other                                                   1,163
  Interest income                                                        5
  General and administrative                                           (81)
  Professional fees                                                   (426)
  Director's compensation                                              (36)
                                                              ------------
                                                                       625
                                                              ------------
Liquidating activities:
Provision for liquidation expenses                                    (317)
                                                              ------------
Net increase in assets in liquidation                                  308
                                                              ------------
Net assets in liquidation, November 30, 2001                  $     40,008
                                                              ============

                            See accompanying notes.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------

                        CONSOLIDATED STATEMENT OF INCOME
--------------------------------------------------------------------------------

                             (Going Concern Basis)
            For the three months ended November 30, 2000 (Unaudited)
                 (Dollars in thousands, except per share data)

                                                              Three Months Ended
                                                                    November 30,
                                                                            2000
--------------------------------------------------------------------------------
Revenue:
  Rental and other                                            $            1,139
  Interest                                                                    90
                                                              ------------------
                                                                           1,229
Expenses:
  Depreciation                                                               298
  Amortization                                                                44
  Professional fees                                                          667
  General and administrative                                                 200
  Directors' compensation                                                     24
                                                              ------------------
                                                                           1,233
                                                              ------------------
Net income (loss)                                             $               (4)
                                                              ==================
Basic income (loss) per share of common stock                 $            (0.00)
                                                              ==================
Cash dividends paid per share of common stock                 $             0.00
                                                              ==================

The above earnings and cash dividends paid per share of common stock are based upon the 5,181,236 shares outstanding for each period.

                            See accompanying notes.

--------------------------------------------------------------------------------

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                             (Going Concern Basis)
            For the three months ended November 30, 2000 (Unaudited)
                 (Dollars in thousands, except per share data)

                                    Common Stock
                                   $.01 Par Value      Additional
                                --------------------    Paid-In     Accumulated
                                 Shares      Amount     Capital       Deficit       Total
-------------------------------------------------------------------------------------------
Shareholders' equity at
  August 31, 2000               5,181,236     $52       $44,823       $(10,138)    $ 34,737
Cash dividends paid                    --      --            --             --           --
Net loss                               --      --            --             (4)          (4)
                                -----------------------------------------------------------
SHAREHOLDERS' EQUITY AT
  NOVEMBER 30, 2000             5,181,236     $52       $44,823       $(10,142)    $ 34,733
                                ===========================================================

                            See accompanying notes.

--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                             (Going Concern Basis)
            For the three months ended November 30, 2000 (Unaudited)
                             (Dollars in thousands)

                                                              Three Months Ended
                                                                    November 30,
                                                                            2000
--------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                           $               (4)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization expense                                  342
      Accrued dividends on subsidiary's preferred stock                        2
      Changes in assets and liabilities:
        Accounts receivable -- related party                                 100
        Prepaid expenses and other assets                                    (18)
        Deferred rent receivable                                               6
        Accounts payable and accrued expenses                                 53
        Accounts payable -- related party                                    324
                                                              ------------------
            Net cash provided by operating activities                        805

Cash flows from investing activity:
  Additions to operating investment properties                               (41)
                                                              ------------------
            Net cash used in investing activity                              (41)

Cash flows from financing activity:
  Cash dividends paid to shareholders                                         --
                                                              ------------------
            Net cash used in financing activity                               --

Net increase (decrease) in cash and cash equivalents                         764
Cash and cash equivalents, beginning of period                            11,258
                                                              ------------------
Cash and cash equivalents, end of period                      $           12,022
                                                              ==================
Cash paid for interest                                        $               --
                                                              ==================

                            See accompanying notes.

--------------------------------------------------------------------------------

             Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

1. General

The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements and footnotes contained in ILM II Senior Living, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended August 31, 2001. In the opinion of management, the accompanying interim consolidated financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim periods.

In connection with the Company's adoption of a plan of liquidation as of August 31, 2001, the accompanying consolidated financial statements for the three months ended November 30, 2001, have been prepared on the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America for interim financial information, which, among other things, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Key estimates include the valuation of investment properties and the estimate of liquidation expenses. Actual results, therefore, could differ from the estimates and assumptions used. The results of operations for the three-month period ended November 30, 2001, are not necessarily indicative of the results that may be expected for the year ending August 31, 2002.

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

ILM II Holding, Inc. ("ILM II Holding"), a majority-owned subsidiary of the Company, now holds title to the five remaining Senior Housing Facilities which comprise the balance of the operating investment properties on the accompanying statements of net assets in liquidation,

--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

subject to certain mortgage loans payable to the Company. Such mortgage loans and the related interest expense are eliminated in the consolidation of the financial statements of the Company.

The Company made charitable gifts of one share of the preferred stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The preferred stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the preferred stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. It is anticipated that dividends will accrue and be paid at liquidation of ILM II Holding. Cumulative dividends accrued as of November 30, 2001 on the preferred stock in ILM II Holding totaled approximately $43,000.

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

Plan of Liquidation

On July 6, 2001, in its definitive proxy statement, the Company's Board of Directors recommended to the Company's Shareholders that the Company's Articles of Incorporation be amended to extend the Company's finite-life existence from December 31, 2001 until December 31, 2008. On August 16, 2001, at the Company's Annual Meeting of Shareholders,

--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

the proposal to extend the finite-life corporate existence of the Company was not approved by the Company's Shareholders.

Pursuant to the Company's Articles of Incorporation, the Company has adopted a plan of liquidation and announced that it would commence the liquidation of its Senior Housing Facilities not later than December 31, 2001. As a result, the Company changed its basis of accounting, as of August 31, 2001, from the going-concern basis to the liquidation basis.

Pursuant to the Company's plan of liquidation and in accordance with its Articles of Incorporation, on November 16, 2001, the Company and ILM II Holding entered into a purchase and sale agreement with BRE/Independent Living, LLC, a Delaware limited liability company ("BRE"), pursuant to which the Company agreed to sell, and BRE, agreed to purchase, all of the Company's right, title and interest in and to its Senior Housing Facilities and certain other related assets (the "BRE" Agreement"). In consideration for the sale of the Senior Housing Facilities, BRE agreed, subject to certain conditions and apportionments, to pay the Company $45.5 million, approximately $2.275 million of which was paid as a refundable deposit into escrow (the "BRE Deposit").

Prior to entering into the BRE Agreement, the Company authorized management to work expeditiously with the Company's legal and financial advisors to identify prospective purchasers of the Company's capital stock or assets (by means of merger, strategic business combination, tender offer or sale of the Company's Senior Housing Facilities) and to elicit bona fide offers for transactions to be consummated on or prior to December 31, 2001 which would maximize current shareholder value. As part of a five-week auction process that ended on October 24, 2001, liquidation announcements for the Company were published in THE WALL STREET JOURNAL and THE WASHINGTON POST. Throughout this process, 160 potential purchasers were identified, comprehensive due diligence packages were distributed, and 126 potential purchasers expressed interest in reviewing information relating to one or more of the Senior Housing Facilities. Of those potential purchasers, 17 candidates provided formal indications of interest, including eight parties who were interested in acquiring only a single senior or assisted living facility. Initial indications of interest for the Senior Housing Facilities, in terms of purchase price, ranged from $34.0 million to $51.0 million, the highest indication having been withdrawn shortly after it was made. Based upon the non-withdrawn indications of interest received, the Company's Board of Directors, after consultation with its legal and financial advisors, concluded that BRE's indication of interest was the transaction with the highest price and was most likely to be consummated. Accordingly, the Company entered into negotiations with BRE which culminated in the execution of the BRE Agreement.

--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

On January 15, 2002, the Company received a letter from BRE stating its intention not to consummate the BRE transaction at the agreed upon purchase price contained in the BRE Agreement. The Company determined that such refusal to consummate the BRE Agreement in accordance with its terms constituted a breach by BRE of the BRE Agreement. Accordingly, the Company notified BRE that it was terminating the BRE Agreement. In a separate letter to the Company, BRE instructed the escrow agent to refund the BRE Deposit to BRE.

Following BRE's breach, on January 23, 2002, the Company and ILM II Holding entered into a purchase and sale agreement with Five Star Quality Care, Inc., a publicly traded Maryland corporation ("FVE"), pursuant to which the Company and ILM II Holding (for purposes of discussing the FVE transaction, collectively, the "Seller") agreed to sell, and FVE agreed to purchase, all of the Seller's right, title and interest in its senior and assisted living facilities and certain related assets (the "FVE Agreement"). In consideration for the sale of these facilities, FVE agreed, subject to certain conditions, to pay the Seller $45.5 million in cash, approximately $5 million of which has been paid by FVE into escrow in the form of a deposit (the "FVE Deposit").

Each of the parties' respective obligations under the FVE agreement is subject to customary closing conditions. FVE's obligation to close the transaction is subject to a due diligence inspection period ending February 22, 2002, providing FVE with the right to notify the Seller about certain property conditions or defects requiring more than $250,000 to remediate. Upon such notification, the Seller may elect to terminate the FVE Agreement and return the FVE deposit to FVE, or to refund a portion of the escrow deposit or agree to reduce the purchase price, on a dollar-for-dollar basis, by the amount such defect exceeds $250,000. If the Seller so elects to terminate the FVE Agreement, FVE may rescind such notice of property defect and continue with the transaction on the previously agreed terms. Further, after the inspection period has expired, if either party should breach the FVE Agreement, the non-breaching party will be entitled to the escrow deposit as liquidated damages, and in the case of the Seller's breach in limited circumstances, FVE may seek specific performance or monetary remedies as liquidated damages.

Upon consummation of the transactions contemplated by the FVE Agreement, the Company intends to use the net proceeds therefrom to pay in full and discharge all of its outstanding liabilities, debts and other obligations to creditors. After the satisfaction in full of all creditor claims, the Company intends to distribute the remaining net proceeds, net of professional advisory fees and expenses and administrative expenses, to its Shareholders in the form of a

--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

liquidating distribution to be paid pro rata in accordance with the respective equity interests of the Company's Shareholders.

There can be no assurance whether the transactions contemplated by the FVE Agreement will be consummated or, if consummated, what the exact timing thereof would be.

If the transactions contemplated by the FVE Agreement are not consummated, there can be no assurance as to the timing of any such liquidating distribution or the amount of any residual sale proceeds or assets that would be distributed to the Company's Shareholders, if any.

On or about February 1, 2002, BRE filed suit against the Company, its President and Chief Executive Officer, ILM II Holding and its President in the Supreme Court of the State of New York alleging various causes of action for breach of contract, tortious interference with contractual relations and unjust enrichment. BRE seeks compensatory and punitive damages in an amount in excess of $10 million to be determined at trial. BRE alleges, among other things, that the Company and ILM II Holding breached the no-solicitation provision of the BRE Agreement, the President and Chief Executive Officer of the Company and the President of ILM II Holding tortiously interfered with BRE's contractual relations with the Company and ILM II Holding, and the Company and ILM II Holding were unjustly enriched as a result of their alleged breach. The Company believes these allegations are without merit and will vigorously defend this action.

In connection with its adoption of a plan of liquidation as of August 31, 2001, the Company adopted the liquidation basis of accounting which, among other things, requires that assets and liabilities be stated at their estimated fair market value and that estimated costs of liquidating the Company be provided to the extent that they are reasonably determinable.

The investment properties at November 30, 2001 were valued based on the purchase and sale agreement described above. The proposed sale price is subject to change upon completion of due diligence and amounts ultimately realized may vary significantly. There can be no assurance as to whether the transactions contemplated will be consummated or, if consummated, as to the exact timing thereof. Similarly, there can be no assurance as to the timing of liquidation and distribution of the Company's assets or the amount of assets that will be distributed to the Company's shareholders, if any.

The actual liquidation costs could vary from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution of the Company. The accrued expenses do not take into consideration possible litigation arising

--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

from the potential representations and warranties made as part of the sale of the Senior Housing Facilities. Such costs, if any, are unknown and are not estimable at this time.

As reported, in December 2000, the Company distributed to shareholders approximately $9.8 million ($1.89 per share of common stock) representing the net proceeds from the sale of the Company's 75% interest in the Senior Housing Facility located in Santa Barbara, California.

2. Operating Investment Properties Subject to Facilities Lease Agreement

At November 30, 2001, through its consolidated subsidiary, the Company owned five Senior Housing Facilities. The name, location and size of the properties are as set forth below:

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

In 1994, in order to maximize the potential returns to the existing Shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, Lease II, for the purpose of operating the Senior Housing Facilities under the terms of a Facilities Lease Agreement dated September 1, 1995 between the Company's consolidated affiliate, ILM II Holding, as owner of the properties and lessor (the "Lessor"), and Lease II as lessee (the "Lessee"). The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. The Facilities Lease Agreement, which was originally scheduled to expire on December 31, 2000, is expected to continue on a month-to-month basis until the Senior Housing Facilities are sold.

--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

Pursuant to the Facilities Lease Agreement, Lease II pays annual base rent for the use of all of the Facilities in the aggregate amount of $3,555,427 ($3,995,586 per year in 2000). The reduction in base rent from the previous year was due to the sale of Villa Santa Barbara on August 15, 2000. Lease II also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $11,634,000. Variable rent was $274,000 and $256,000 for the three-month periods ended November 30, 2001 and 2000, respectively.

On July 29, 1996, Lease II retained Capital to be the property manager of the Senior Housing Facilities and the Company guaranteed the payment of all fees due to Capital pursuant to a Management Agreement. For the three-month periods ended November 30, 2001 and 2000, Capital earned property management fees from Lease II of $153,000 and $208,000, respectively.

3. Related Party Transactions

Jeffry R. Dwyer, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the three-month periods ended November 30, 2001 and 2000, Greenberg Traurig earned fees from the Company of $296,000 and $603,000, respectively.

ACCOUNTS RECEIVABLE--RELATED PARTY at November 30, 2001, includes base and variable rent due from Lease II. ACCOUNTS RECEIVABLE--RELATED PARTY at August 31, 2001, includes variable rent due from Lease II. ACCOUNTS PAYABLE--RELATED PARTY at November 30, 2001, includes unbilled legal fees due to Greenberg Traurig, Counsel to the Company and its affiliate and a related party, as described above. At August 31, 2001, ACCOUNTS PAYABLE--RELATED PARTY includes $40,000 of expense reimbursements payable to Lease II.

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

--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

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

As a result of the adoption of a plan of liquidation, a liability of $440,000 for a potential Feldman litigation settlement is included in accrued liquidation expense on the consolidated statement of net assets in liquidation at November 30, 2001 and August 31, 2001.

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

Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM II Holding to a REIT would not be subject to the built-in gain tax. Based on management's current estimate of the increase in the values of the Senior Housing Facilities which occurred between April 1994 and January 1996, as supported by independent appraisals, a sale of the Senior Housing Facilities within ten years of the date of the conversion of ILM II Holding to a REIT would result in a built-in gain tax of $3,705,000.

A built-in gain tax liability of $3,705,000 payable upon the disposition of the investment properties as a result of the plan of liquidation is included on the accompanying consolidated statement of net assets in liquidation at November 30, 2001 and August 31, 2001.

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

The Company has elected to qualify and be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended, for each taxable year of operations. As a REIT, the Company is allowed a deduction for the amount of dividends paid to shareholders of the Company ("Shareholders"), thereby effectively subjecting the distributed net income of the Company to taxation at the shareholder level only. In order to qualify as a REIT, the Company must distribute at least 90% of its taxable income on an annual basis and meet certain other requirements.

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

The Facilities Lease Agreement is between the Company's consolidated affiliate, ILM II Holding, as owner of the Senior Housing Facilities and Lessor, and Lease II as Lessee. The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as the Lessor, is

--------------------------------------------------------------------------------

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
--------------------------------------------------------------------------------

responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. The Facilities Lease Agreement was originally scheduled to expire on December 31, 2000, but has been extended beyond its original expiration date on a month-to-month basis.

In fiscal year 2001, annual base rent is $3,555,427. Lease II also paid, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $11,634,000. Variable rental income for the three-month periods ended November 30, 2001 and 2000 was $274,000 and $256,000, respectively.

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

Effective January 23, 1997, ILM II Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of a new class of non-voting, 8% cumulative preferred stock issued to the Company ("the Preferred Stock). The number of authorized shares of preferred stock and common stock in ILM II Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. It is anticipated that dividends will accrue and be paid at liquidation. Cumulative dividends in arrears as of November 30, 2001, on the Preferred Stock in ILM II Holding totaled approximately $43,000.

The assumption of ownership of the Senior Housing Facilities through ILM II Holding, which was organized as a so-called "C" corporation for tax purposes, has resulted in a possible

--------------------------------------------------------------------------------

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
--------------------------------------------------------------------------------

future tax liability which would be payable upon the ultimate sale of the Senior Living Facilities (the "built-in gain tax"). The amount of such tax would be calculated based on the lesser of the total net gain realized from the sale transaction or the portion of the net gain realized upon a final sale which is attributable to the period during which the properties were held by a "C" corporation.

Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM II Holding to a REIT would not be subject to the built-in gain tax. Based on management's current estimate of the increase in the values of the Senior Housing Facilities which occurred between April 1994 and January 1996, as supported by independent appraisals, a sale of the Senior Housing Facilities within ten years of the date of the conversion of ILM II Holding to a REIT would result in a built-in gain tax of approximately $3,705,000.

As a result of the adoption of the plan of liquidation, the built-in gain tax will be payable upon the disposition of the investment properties. Accordingly, the Company has accrued a liability of $3,705,000 on the accompanying consolidated statement of net assets in liquidation at November 30, 2001 and August 31, 2001, for the built-in gain tax.

Plan of Liquidation

On July 6, 2001, in its definitive proxy statement, the Company's Board of Directors recommended to the Company's Shareholders that the Company's Articles of Incorporation be amended to extend the Company's finite-life existence from December 31, 2001 until December 31, 2008. On August 16, 2001, at the Company's Annual Meeting of Shareholders, the proposal to extend the finite-life corporate existence of the Company was not approved by the Company's Shareholders.

Pursuant to the Company's Articles of Incorporation, the Company has adopted a plan of liquidation and announced that it would commence the liquidation of its Senior Housing Facilities not later than December 31, 2001. As a result, the Company changed its basis of accounting, as of August 31, 2001, from the going-concern basis to the liquidation basis.

Pursuant to the Company's plan of liquidation and in accordance with its Articles of Incorporation, on November 16, 2001, the Company and ILM II Holding entered into a purchase and sale agreement with BRE/Independent Living, LLC, a Delaware limited liability company ("BRE"), pursuant to which the Company agreed to sell, and BRE agreed to purchase, all of the Company's right, title and interest in and to its Senior Housing Facilities and certain other related assets (the "BRE" Agreement"). In consideration for the sale of the

--------------------------------------------------------------------------------

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
--------------------------------------------------------------------------------

Senior Housing Facilities, BRE agreed, subject to certain conditions and apportionments, to pay the Company $45.5 million, approximately $2.275 million of which was paid as a refundable deposit into escrow (the "BRE Deposit").

Prior to entering into the BRE Agreement, the Company authorized management to work expeditiously with the Company's legal and financial advisors to identify prospective purchasers of the Company's capital stock or assets (by means of merger, strategic business combination, tender offer or sale of the Company's Senior Housing Facilities) and to elicit bona fide offers for transactions to be consummated on or prior to December 31, 2001, which would maximize current shareholder value. As part of a five-week auction process that ended on October 24, 2001, liquidation announcements for the Company were published in THE WALL STREET JOURNAL and THE WASHINGTON POST. Throughout this process, 160 potential purchasers were identified, comprehensive due diligence packages were distributed, and 126 potential purchasers expressed interest in reviewing information relating to one or more of the Senior Housing Facilities. Of those potential purchasers, 17 candidates provided formal indications of interest, including eight parties who were interested in acquiring only a single senior or assisted living facility. Initial indications of interest for the Senior Housing Facilities, in terms of purchase price, ranged from $34.0 million to $51.0 million, the highest indication having been withdrawn shortly after it was made. Based upon the non-withdrawn indications of interest received, the Company's Board of Directors, after consultation with its legal and financial advisors, concluded that BRE's indication of interest was the transaction with the highest price and was most likely to be consummated. Accordingly, the Company entered into negotiations with BRE which culminated in the execution of the BRE Agreement.

On January 15, 2002, the Company received a letter from BRE stating its intention not to consummate the BRE transaction at the agreed upon purchase price contained in the BRE Agreement. The Company determined that such refusal to consummate the BRE Agreement in accordance with its terms constituted a breach by BRE of the BRE Agreement. Accordingly, the Company notified BRE that it was terminating the BRE Agreement. In a separate letter to the Company, BRE instructed the escrow agent to refund the BRE Deposit to BRE.

Following BRE's breach, on January 23, 2002, the Company and ILM II Holding entered into a purchase and sale agreement with Five Star Quality Care, Inc., a publicly traded Maryland corporation ("FVE"), pursuant to which the Company and ILM II Holding (for purposes of discussing the FVE transaction, collectively, the "Seller") agreed to sell, and FVE agreed to purchase, all of the Seller's right, title and interest in its senior and assisted living facilities

--------------------------------------------------------------------------------

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
--------------------------------------------------------------------------------

and certain related assets (the "FVE Agreement"). In consideration for the sale of these facilities, FVE agreed, subject to certain conditions, to pay the Seller $45.5 million in cash, approximately $5 million of which has been paid by FVE into escrow in the form of a deposit (the "FVE Deposit").

Each of the parties' respective obligations under the FVE agreement is subject to customary closing conditions. FVE's obligation to close the transaction is subject to a due diligence inspection period ending February 22, 2002, providing FVE with the right to notify the Seller about certain property conditions or defects requiring more than $250,000 to remediate. Upon such notification, the Seller may elect to terminate the FVE Agreement and return the FVE deposit to FVE, or to refund a portion of the escrow deposit or agree to reduce the purchase price, on a dollar-for-dollar basis, by the amount such defect exceeds $250,000. If the Seller so elects to terminate the FVE Agreement, FVE may rescind such notice of property defect and continue with the transaction on the previously agreed terms. Further, after the inspection period has expired, if either party should breach the FVE Agreement, the non-breaching party will be entitled to the escrow deposit as liquidated damages, and in the case of the Seller's breach in limited circumstances, FVE may seek specific performance or monetary remedies as liquidated damages.

Upon consummation of the transactions contemplated by the FVE Agreement, the Company intends to use the net proceeds therefrom to pay in full and discharge all of its outstanding liabilities, debts and other obligations to creditors. After the satisfaction in full of all creditor claims, the Company intends to distribute the remaining net proceeds, net of professional advisory fees and expenses and administrative expenses, to its Shareholders in the form of a liquidating distribution to be paid pro rata in accordance with the respective equity interests of the Company's Shareholders.

There can be no assurance whether the transactions contemplated by the FVE Agreement will be consummated or, if consummated, what the exact timing thereof would be.

If the transactions contemplated by the FVE Agreement are not consummated, there can be no assurance as to the timing of any such liquidating distribution or the amount of any residual sale proceeds or assets that would be distributed to the Company's Shareholders, if any.

On or about February 1, 2002, BRE filed suit against the Company, its President and Chief Executive Officer, ILM II Holding and its President in the Supreme Court of the State of New York alleging various causes of action for breach of contract, tortious interference with

--------------------------------------------------------------------------------

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
--------------------------------------------------------------------------------

contractual relations and unjust enrichment. BRE seeks compensatory and punitive damages in an amount in excess of $10 million to be determined at trial. BRE alleges, among other things, that the Company and ILM II Holding breached the no-solicitation provision of the BRE Agreement, the President and Chief Executive Officer of the Company and the President of ILM II Holding tortiously interfered with BRE's contractual relations with the Company and ILM II Holding, and the Company and ILM II Holding were unjustly enriched as a result of their alleged breach. The Company believes these allegations are without merit and will vigorously defend this action.

Liquidity and Capital Resources

Occupancy levels for the five remaining properties in which the Company has invested averaged 87% and 89% for the three months ended November 30, 2001 and 2000, respectively. The Company's net operating cash flow is expected to be relatively stable and predictable due to the structure of the Facilities Lease Agreement. The annual base rental payments owed to ILM II Holding are $3,555,427 and will remain at that level for the remainder of the lease term, including any month-to-month extensions of the lease. In addition, the Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation, as discussed further above, which became effective in January 1997.

At November 30, 2001, the Company had cash and cash equivalents of $945,000 compared to $1,298,000 at August 31, 2001. Remaining cash amounts will be used for the working capital requirements of the Company, along with the possible investment in the properties owned by ILM II Holding for certain capital improvements. The source of future liquidity and dividends to the Shareholders is expected to be through facilities lease payments from Lease II, interest income earned on invested cash reserves and proceeds from the future sales of the underlying operating investment properties. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis. The Company generally will be obligated to distribute annually at least 90% of its taxable income to its Shareholders in order to continue to qualify as a REIT under the Internal Revenue Code.

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

Results of Operations

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001, VERSUS THE THREE MONTHS ENDED
  NOVEMBER 31, 2000

There was a $308,000 net increase in assets in liquidation for the three-month period ended November 30, 2001, compared to loss of $4,000 for the three-month period ended November 30, 2000. Total revenue was $1,168,000 representing a decrease of $61,000 or 5.0%, compared to the same period of the prior year. Rental income increased $24,000 or 2.1%, to $1,163,000 for the three-month period ended November 30, 2001, compared to $1,139,000 for the three month period ended November 30, 2000, due to increased rental income earned pursuant to the terms of the Facilities Lease Agreement. The increase in rental income was offset by an $85,000 or 94.4% decrease in interest income. Total expenses decreased $373,000, or 30.3%, to $860,000 for the three-month period ended November 30, 2001, compared to $1,233,000 for the three-month period ended November 30, 2000. This overall decrease in expenses is due to a $342,000 or 100.0% combined decrease in depreciation and amortization expense in transitioning to the liquidation basis of accounting and recognizing the increased value of investment properties at fair value. Other significant decreases in expenses included a $119,000 or 59.5% decrease in general and administrative costs and a $241,000 or 36.13% decrease in professional fees. The decrease in professional fees is due to certain legal and financial advisory fees which were reclassified to liquidation expense as such fees are associated with the impending sale of the properties and anticipated liquidation of the Company. These decreases in expenses were accompanied by a $317,000 or 100% increase in the provision for liquidation expenses along with minor increases and decreases in other expenses as well.

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

Item 5. Other Information NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:   None

(b) Reports on Form 8-K:

The Company filed a current report on Form 8-K dated November 16, 2001, announcing that pursuant to its obligation to liquidate and distribute its assets on December 31, 2001, in accordance with its Articles of Incorporation, on November 16, 2001, the Company entered into a purchase and sale agreement with BRE/Independent Living, LLC, a Delaware limited liability company, pursuant to which the Company agreed to sell, and BRE agreed to purchase, all of the Company's right, title and interest in and to its senior and assisted living facilities and certain other related assets. In consideration for the sale of these Facilities, BRE agreed, subject to certain conditions and apportionments, to pay the Company a purchase price of $45.5 million, approximately
$2.275 million of which has been paid as a refundable deposit, into escrow.

--------------------------------------------------------------------------------

                                   Signatures
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BY: ILM II SENIOR LIVING, INC.
                                          By: /s/ J. William Sharman, Jr.
                                              J. William Sharman, Jr.
                                              President and Director

Dated: February 26, 2002

--------------------------------------------------------------------------------
PAGE 26