Form 10-Q
period 2002-02-28
ILM II SENIOR LIVING INC /VA
filed 2002-05-15
CIK 861880

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED FEBRUARY 28, 2002

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from_____to_____.

                         Commission File Number: 0-18942

                           ILM II SENIOR LIVING, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

     Virginia                                                 06-1293758
-----------------------                                   -------------------
(State of organization)                                    (I.R.S. Employer
                                                          Identification No.)

1750 Tysons Boulevard, Suite 1200, Tysons Corner, VA            22102
----------------------------------------------------          ----------
(Address of principal executive office)                       (Zip Code)

Registrant's telephone number, including area code:        (888) 357-3550

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
Title of each Class                                    which registered
-------------------                             -------------------------------
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
Yes   /X/  No / /

Shares of common stock outstanding as of February 28, 2002:  5,181,236

Current Report on Form 8-K
Of Registrant Dated April 2, 2002

================================================================================

                           ILM II SENIOR LIVING, INC.

                                      INDEX

                                                                                                           Page
                                                                                                           -----
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Statements of Net Assets in Liquidation
                  February 28, 2002 (Unaudited) and August 31, 2001............................................4

                  Consolidated Statements of Changes in Net Assets in Liquidation
                  For the six and three months ended February 28, 2002 (Unaudited).............................5

                  Consolidated Statements of Income
                  For the six and three months ended February 28, 2002 (Unaudited).............................6

                  Consolidated Statement of Changes in Shareholders' Equity
                  For the six months ended February 28, 2001 (Unaudited).......................................7

                  Consolidated Statement of Cash Flows
                  For the six months ended February 28, 2001 (Unaudited).......................................8

                  Notes to Consolidated Financial Statements (Unaudited)....................................9-15

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations................................................................16-22

Part II. Other Information

         Item 5.  Other Information...........................................................................23

         Item 6.  Exhibits and Reports on Form 8-K............................................................24

Signatures....................................................................................................25

                           ILM II SENIOR LIVING, INC.

Part I.  Financial Information

         Item I. Financial Statements
                  (see next page)

                           ILM II SENIOR LIVING, INC.

              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                               (Liquidation Basis)
                February 28, 2002 (Unaudited) and August 31, 2001
                  (Dollars in thousands, except per share data)

                                     ASSETS

                                                                                 FEBRUARY 28,        AUGUST 31,
                                                                                     2002               2001
                                                                                --------------     -------------
Investment properties, at fair value                                            $       45,500     $      45,500

Cash and cash equivalents                                                                  905             1,298
Accounts receivable - related party                                                        880               247
Prepaid expenses and other assets                                                            4                11
                                                                                --------------     -------------
                                                                                $       47,289     $      47,056
                                                                                ==============     =============

                                   LIABILITIES

Accounts payable and accrued expenses                                           $           76     $         129
Accounts payable - related party                                                           894               966
Built-in gain taxes payable                                                              2,886             3,705
Accrued liquidation expenses                                                             3,468             2,404

Preferred shareholders' minority interest in
   consolidated subsidiary                                                                 156               152
                                                                                --------------     -------------
         Total liabilities                                                               7,480             7,356
                                                                                --------------     -------------

     Net assets in liquidation                                                  $       39,809     $      39,700
                                                                                ==============     =============


                            See accompanying notes.

                           ILM II SENIOR LIVING, INC.

         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                               (Liquidation Basis)
        For the six and three months ended February 28, 2002 (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                                  Six Months       Three Months
                                                                                    Ended             Ended
                                                                                 February 28,       February 28,
                                                                                    2002               2002
                                                                                --------------     -------------
Net assets in liquidation, beginning of period                                  $       39,700     $      40,008

Increase (decrease) during the period ended February 28, 2002:

Operating activities:
  Rental and other                                                                       2,215             1,052
  Interest income                                                                            9                 4
  General and administrative                                                              (116)              (36)
  Professional fees                                                                       (573)             (147)
  Director's compensation                                                                  (74)              (38)
                                                                                --------------     -------------
                                                                                         1,461               835
                                                                                --------------    --------------

Liquidating activities:
  Built-in gain tax                                                                        818               818
  Provision for liquidation expenses                                                    (2,170)           (1,852)
                                                                                --------------     -------------
                                                                                        (1,352)           (1,034)
                                                                                --------------     -------------

Net increase (decrease) in assets in liquidation                                           109              (199)
                                                                                --------------     -------------

Net assets in liquidation, end of period                                        $       39,809     $      39,809
                                                                                ==============     =============


                            See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                              (Going Concern Basis)
        For the six and three months ended February 28, 2001 (Unaudited)

                  (Dollars in thousands, except per share data)

                                                                                  Six Months       Three Months
                                                                                    Ended             Ended
                                                                                 February 28,      February 28,
                                                                                     2001              2001
                                                                                --------------     -------------
REVENUES
  Rental income                                                                 $        2,293     $       1,154
  Interest income                                                                          145                55
                                                                                --------------     -------------
                                                                                         2,438             1,209
EXPENSES
  Depreciation expense                                                                     595               298
  Amortization expense                                                                      88                44
  General and administrative                                                               277                74
  Professional fees                                                                      1,142               477
  Directors' compensation                                                                   47                24
                                                                                --------------     -------------
                                                                                         2,149               917
                                                                                --------------     -------------

NET INCOME                                                                      $          289     $         292
                                                                                ==============     =============

Basic earnings per share of common stock                                        $         0.06     $        0.06
                                                                                ==============     =============

Cash dividends paid per share of common stock                                   $         2.05     $        2.05
                                                                                ==============     =============

The above earnings and cash dividends paid per share of common stock are based upon the 5,181,236 shares outstanding for each period.


                            See accompanying notes.

                           ILM II SENIOR LIVING, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                              (Going Concern Basis)
             For the six months ended February 28, 2001 (Unaudited)
                  (Dollars in thousands, except per share data)

                                     Common Stock
                                   $.01 Par Value                 Additional
                             -------------------------------        Paid-In          Accumulated
                                 Shares            Amount           Capital            Deficit              Total
                             -------------    --------------    --------------     ----------------     --------------
Shareholders' equity at
August 31, 1999                  5,181,236    $           52    $       44,823     $        (15,544)    $       29,331

Cash dividends paid                      -                 -                 -               (2,202)            (2,202)

Net income                               -                 -                 -                1,313              1,313
                             -------------    --------------    --------------     ----------------     --------------

Shareholders' equity at
February 29, 2000                5,181,236    $           52    $       44,823     $        (16,433)    $       28,442
                             =============    ==============    ==============     ================     ==============

Shareholders' equity at
August 31, 2000                  5,181,236    $           52    $       44,823     $        (10,138)    $       34,737

Cash dividends paid                      -                 -                 -              (10,633)           (10,633)

Net income                               -                 -                 -                  289                289
                             -------------    --------------    --------------     ----------------     --------------

Shareholders' equity at
February 28, 2001                5,181,236    $           52    $       44,823     $        (20,482)    $       24,393
                             =============    ==============    ==============     ================     ==============


                            See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Going Concern Basis)
             For the six months ended February 28, 2001 (Unaudited)
                             (Dollars in thousands)

                                                                                     Six Months
                                                                                        Ended
                                                                                     February 28,
                                                                                        2001
                                                                                   ----------------
Cash flows from operating activities:
   Net income                                                                      $            289
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization expense                                                    683
       Changes in assets and liabilities:
         Accounts receivable - related party                                                    110
         Prepaid expenses and other assets                                                      (10)
         Deferred rent receivable                                                                 6
         Accounts payable and accrued expenses                                                  133
         Accounts payable - related party                                                       596
         Preferred shareholders' minority interest                                                4
                                                                                   ----------------
                  Net cash provided by operating activities                                   1,811

Cash flows from investing activity:
         Additions to operating investment properties                                          (122)
                                                                                   ----------------
                  Net cash used in investing activity                                          (122)

Cash flows from financing activity:
         Cash dividends paid to shareholders                                                (10,633)
                                                                                   ----------------
                  Net cash used in financing activity                                       (10,633)

Net decrease in cash and cash equivalents                                                    (8,944)

Cash and cash equivalents, beginning of period                                               11,258
                                                                                   ----------------

Cash and cash equivalents, end of period                                           $          2,314
                                                                                   ================


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

         In connection with the Company's adoption of a plan of liquidation as of August 31, 2001, the accompanying consolidated financial statements for the six- and three-month periods ended February 28, 2002, have been prepared on the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America for interim financial information, which, among other things, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Key estimates include the valuation of investment properties and the estimate of liquidation expenses. Actual results, therefore, could differ from the estimates and assumptions used. The results of operations for the six- and three-month periods ended February 28, 2002, are not necessarily indicative of the results that may be expected for the year ending August 31, 2002.

         When the Company adopted the plan of liquidation on August 31, 2001, accrued liquidation expenses of $2,404,000 were recorded. These costs included estimates of legal fees ($500,000); potential Feldman litigation settlement ($440,00); taxes ($400,000); commissions ($460,000) insurance ($290,000) and other costs ($314,000) such as accounting fees, tax preparation and filing fees and other professional services. During the six-month period ended February 28, 2002, an additional $2,170,000 was provided for additional costs of liquidation including legal fees and administration costs incurred as a result of the plan of liquidation. These increases in the costs of liquidation were offset by an $818,000 decrease in the final estimate for the built-in gain tax.

         The actual costs could vary from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution of the Company.

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

         ILM II Holding, Inc. ("ILM II Holding"), a majority-owned subsidiary of the Company, held title to the five remaining Senior Housing Facilities which comprised the balance of the operating investment properties on the accompanying statements of net assets in liquidation, subject to certain mortgage loans payable to the Company. Such mortgage loans and the related interest expense are eliminated in the consolidation of the financial statements of the Company.


                            See accompanying notes.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)
1.   GENERAL (CONTINUED)

         The Company made charitable gifts of one share of the preferred stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The preferred stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the preferred stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. It is anticipated that dividends will accrue and be paid at liquidation of ILM II Holding. Cumulative dividends accrued as of February 28, 2002 on the preferred stock in ILM II Holding totaled approximately $45,000.

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

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

1.   GENERAL (CONTINUED)

         Following BRE's breach, on January 23, 2002, the Company and ILM II Holding entered into a purchase and sale agreement with Five Star Quality Care, Inc., a publicly traded Maryland corporation ("FVE"), pursuant to which the Company and ILM II Holding (for purposes of discussing the FVE transaction, collectively, the "Seller") agreed to sell, and FVE agreed to purchase, all of the Seller's right, title and interest in its senior and assisted living facilities and certain related assets (the "FVE Agreement"). In consideration for the sale of these facilities, FVE agreed, subject to certain conditions, to pay the Seller $45.5 million in cash, approximately $5 million of which was paid by FVE into escrow in the form of a deposit.

         On or about February 1, 2002, BRE filed suit against the Company, its President and Chief Executive Officer, ILM II Holding and its President in the Supreme Court of the State of New York alleging various causes of action for breach of contract, tortious interference with contractual relations and unjust enrichment. BRE seeks compensatory and punitive damages in an amount in excess of $10 million to be determined at trial. BRE alleges, among other things, that the Company and ILM II Holding breached the no-solicitation provision of the BRE Agreement, the President and Chief Executive Officer of the Company and the President of ILM II Holding tortiously interfered with BRE's contractual relations with the Company and ILM II Holding, and the Company and ILM II Holding were unjustly enriched as a result of their alleged breach. The Company has vigorously defended, and intends to continue to vigorously defend the BRE Litigation, it being the Company's belief that the allegations contained in that action are without merit. In this respect, the Company has filed a motion to dismiss all of such claims initiated by BRE, however the Court has not yet set a schedule for hearing and ruling on that motion.

         On April 2, 2002 the Company and ILM II Holding sold all of their right, title and interest in and to their senior and assisted living facilities and certain other related assets to FVE and FVE paid the Company a purchase price of $45.5 million.

         The Company is in the process of liquidating and distributing its assets in accordance with the Virginia Stock Corporation Act which provides for the distribution of the Company's assets first to the Company's creditors for purposes of discharging all of the Company's liabilities, and then, to the extent assets are remaining, to the Company's Shareholders in accordance with their respective rights and interests. Subsequent the quarter end, on April 17, 2002, the Company made a partial liquidating distribution to holders of record of the Company's common stock as of the close of business on April 15, 2002, of approximately $24.7 million or $4.77 per share, representing a portion of cash realized from the proceeds of the transaction with FVE.

         From the proceeds realized from the FVE transaction, the Company has established and continues to maintain a reserve for the defense of the previously disclosed litigation that BRE brought against the Company and other defendants and a reserve sufficient for the proper management of certain other claims and contingencies. The Company has vigorously defended, and intends to continue to vigorously defend the BRE litigation, it being the Company's belief that the allegations contained in that action are without merit. In this respect, the Company has filed a motion to dismiss all of such claims initiated by BRE, however the Court has not yet set a schedule for hearing and ruling on that motion.

         In addition to the reserve relating to the BRE Litigation, the Company has reserved funds and intends to continue to maintain funds sufficient to manage the Company's pursuit of an arbitration recovery on claims it has against another party relating to the February 2001 termination of the merger transaction with Capital Senior Living Corporation. That proceeding is subject to confidentiality provisions arising from retainer agreements with the respondent thereto dating from 1996. In the arbitration, there are no asserted claims against the Company at issue, the Company is prosecuting (and intends to continue to prosecute) these claims aggressively, and the Company expects that the arbitration will be completed by the end of this calendar year. The Company cannot predict the amount of a recovery, if any, at this time.


                            See accompanying notes.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

1.   GENERAL (CONTINUED)

         There can be no assurance or certainty that there will be any further payments to the Company's common shareholders.

         In connection with its adoption of a plan of liquidation as of August 31, 2001, the Company adopted the liquidation basis of accounting which, among other things, requires that assets and liabilities be stated at their estimated fair market value and that estimated costs of liquidating the Company be provided to the extent that they are reasonably determinable. The investment properties at February 28, 2002 were valued based on the purchase and sale agreement described above.

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

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

2.   OPERATING INVESTMENT PROPERTIES SUBJECT TO FACILITIES LEASE AGREEMENT

         At February 28, 2002, through its consolidated subsidiary, the Company owned five Senior Housing Facilities which were sold on April 2, 2002, to FVE. The name, location and size of the properties are as set forth below:

                                                             Year                Rentable            Resident
              Name                  Location             Facility Built          Units (1)         Capacity (1)
             ------                ----------           ----------------        -----------       --------------
     The Palms                 Fort Myers, FL                 1988                  205                255
     Crown Villa               Omaha, NE                      1992                   73                 73
     Overland Park Place       Overland Park, KS              1984                  141                153
     Rio Las Palmas            Stockton, CA                   1988                  164                190
     The Villa at Riverwood    St. Louis County, MO           1986                  120                140

     (1) Rentable units represent the number of apartment units and is a measure commonly used in the real estate industry. Resident capacity equals the number of bedrooms contained within the apartment units and corresponds to measures commonly used in the healthcare industry.

         In 1994, in order to maximize the potential returns to the existing Shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, Lease II, for the purpose of operating the Senior Housing Facilities under the terms of a Facilities Lease Agreement dated September 1, 1995 between the Company's consolidated affiliate, ILM II Holding, as owner of the properties and lessor (the "Lessor"), and Lease II as lessee (the "Lessee"). The facilities lease was a "triple-net" lease whereby the Lessee paid all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, was responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. The Facilities Lease Agreement, which was originally scheduled to expire on December 31, 2000, continued on a month-to-month basis and terminated on April 2, 2002, when the Senior Housing Facilities were sold.

         Pursuant to the Facilities Lease Agreement, Lease II paid annual base rent for the use of all of the Facilities in the aggregate amount of $3,555,427. Lease II also paid variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $11,634,000. Variable rent was $580,000 and $306,000 for the six- and three-month periods ended February 28, 2002, respectively, compared to $523,000 and $266,000 for the six- and three-month periods ended February 28, 2001, respectively.

         On July 29, 1996, Lease II retained Capital to be the property manager of the Senior Housing Facilities and the Company guaranteed the payment of all fees due to Capital pursuant to a Management Agreement. For the six- and three-month periods ended February 28, 2002, Capital earned property management fees from Lease II of $324,000 and $172,000, respectively. For the six- and three-month periods ended February 28, 2001, Capital earned property management fees from Lease II of $409,000 and $201,000, respectively.

3.   RELATED PARTY TRANSACTIONS

                            See accompanying notes.

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

         Jeffry R. Dwyer, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the six- and three-month periods ended February 28, 2002, Greenberg Traurig earned fees from the Company of $774,000 and $478,000, respectively.

         ACCOUNTS RECEIVABLE - RELATED PARTY at February 28, 2002, includes base and variable rent due from Lease II. ACCOUNTS RECEIVABLE - RELATED PARTY at August 31, 2001, includes variable rent due from Lease II. ACCOUNTS PAYABLE
     - RELATED PARTY at February 28, 2002, and August 31, 2001, includes unbilled legal fees due to Greenberg Traurig, Counsel to the Company and its affiliate and a related party, as described above.

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

         On August 15, 2000, the merger of ILM I with CSLC was consummated and on February 28, 2001, CSLC terminated the proposed merger with the Company. Based upon the Stipulation of Settlement and the April 2, 2002, sale of the Senior Housing Facilities, the Company is responsible for the Company's share of the plaintiff"s attorney's fees and expenses.

         As a result of this, a liability of $440,000 for a potential Feldman litigation settlement was included in accrued liquidation expense on the consolidated statements of net assets in liquidation at February 28, 2002 and August 31, 2001.

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

                           ILM II SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

4.   LEGAL PROCEEDINGS AND CONTINGENCIES (CONTINUED)

         Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM II Holding to a REIT would not be subject to the built-in gain tax. Based on management's current estimate of the increase in the values of the Senior Housing Facilities which occurred between April 1994 and January 1996, as supported by independent appraisals, the sale of the Senior Housing Facilities on April 2, 2002, resulted in a built-in gain tax of $2,930,901.

         The Company had accrued an estimated liability of $3,705,000 on the accompanying consolidated statements of net assets in liquidation at August 31, 2001, for the built-in gain tax. This estimated accrual was adjusted at February 28, 2002, to reflect the actual built-in gain tax of $2,931,901 which was calculated based on the actual allocation of sale prices of the Senior Housing Facilities and became payable upon the disposition of the investment properties on April 2, 2002, subsequent to the quarter ended February 28, 2002.


                            See accompanying notes.

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

     ILM II Holding, a direct-owned subsidiary of the Company, held title to the five Senior Housing Facilities, which comprised the balance of the investment properties on the accompanying consolidated statement of net assets in liquidation and balance sheet, subject to certain mortgage loans payable to the Company. Such mortgage loans and the related interest expense are eliminated in the consolidation of the financial statements of the Company. The capital stock of ILM II Holding was originally owned by the Company and PaineWebber.

     The Facilities Lease Agreement was between the Company's consolidated affiliate, ILM II Holding, as owner of the Senior Housing Facilities and Lessor, and Lease II as Lessee. The facilities lease was a "triple-net" lease whereby the Lessee paid all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as the Lessor, was responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. The Facilities Lease Agreement was originally scheduled to expire on December 31, 2000, but was extended beyond its original expiration date on a month-to-month basis and was terminated subsequent to the balance sheet date on April 2, 2002, when the Senior Housing Facilities were sold.

     Annualized base rent was $3,555,427. Lease II also paid variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $11,634,000. Variable rental income for the six- and three-month periods ended February 28, 2002 was $580,000 and $306,000, respectively, compared to $523,000 and $266,000 for the six- and three-month periods ended February 28, 2001, respectively.


                            See accompanying notes.

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

     Effective January 23, 1997, ILM II Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of a new class of non-voting, 8% cumulative preferred stock issued to the Company ("the Preferred Stock). The number of authorized shares of preferred stock and common stock in ILM II Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM II Holding to each of 111 charitable organizations so that ILM II Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. It is anticipated that dividends will accrue and be paid at liquidation. Cumulative dividends in arrears as of February 28, 2002, on the Preferred Stock in ILM II Holding totaled approximately $45,000.

     The assumption of ownership of the Senior Housing Facilities through ILM II Holding, which was organized as a so-called "C" corporation for tax purposes, has resulted in a tax liability payable upon the sale of the Senior Living Facilities (the "built-in gain tax"). The amount of such tax is calculated based on the lesser of the total net gain realized from the sale transaction or the portion of the net gain realized upon a final sale which is attributable to the period during which the properties were held by a "C" corporation.

     Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM II Holding to a REIT would not be subject to the built-in gain tax. Based on management's current estimate of the increase in the values of the Senior Housing Facilities which occurred between April 1994 and January 1996, as supported by independent appraisals, the sale of the Senior Housing Facilities on April 2, 2002, resulted in a built-in gain tax of $2,931,901.

     As a result of the adoption of the plan of liquidation, the built-in gain tax became payable subsequent to the balance sheet date, upon the disposition of the investment properties. The Company had accrued an estimated liability of $3,705,000 on the accompanying consolidated statement of net assets in liquidation at August 31, 2001, for the built-in gain tax. This estimated accrual was adjusted at February 28, 2002, to reflect the actual built-in gain tax of $2,931,901 which was calculated based on the actual sale prices of the Senior Housing Facilities and became payable upon disposition of the investment properties on April 2, 2002, subsequent to the quarter ended February 28, 2002.

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


                            See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

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

     Following BRE's breach, on January 23, 2002, the Company and ILM II Holding entered into a purchase and sale agreement with Five Star Quality Care, Inc., a publicly traded Maryland corporation ("FVE"), pursuant to which the Company and ILM II Holding (for purposes of discussing the FVE transaction, collectively, the "Seller") agreed to sell, and FVE agreed to purchase, all of the Seller's right, title and interest in its senior and assisted living facilities and certain related assets (the "FVE Agreement"). In consideration for the sale of these facilities, FVE agreed, subject to certain conditions, to pay the Seller $45.5 million in cash, approximately $5 million of which was paid by FVE into escrow in the form of a deposit.

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

RECENT EVENTS

     On April 2, 2002 the Company and ILM II Holding sold all of their right, title and interest in and to their senior and assisted living facilities and certain other related assets to FVE and FVE paid the Company a purchase price of $45.5 million.


                            See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

RECENT EVENTS (CONTINUED)

     The Company is in the process of liquidating and distributing its assets in accordance with the Virginia Stock Corporation Act which provides for the distribution of the Company's assets first to the Company's creditors for purposes of discharging all of the Company's liabilities, and then, to the extent assets are remaining, to the Company's Shareholders in accordance with their respective rights and interests. Subsequent the quarter end, on April 17, 2002, the Company made a partial liquidating distribution to holders of record of the Company's common stock as of the close of business on April 15, 2002, of approximately $24.7 million or $4.77 per share, representing a portion of cash realized from the proceeds of the transaction with FVE.

     From the proceeds realized from the FVE transaction, the Company has established and continues to maintain a reserve for the defense of the previously disclosed litigation that BRE brought against the Company and other defendants and a reserve sufficient for the proper management of certain other claims and contingencies. The Company has vigorously defended, and intends to continue to vigorously defend the BRE litigation, it being the Company's belief that the allegations contained in that action are without merit. In this respect, the Company has filed a motion to dismiss all of such claims initiated by BRE, however the Court has not yet set a schedule for hearing and ruling on that motion.

     In addition to the reserve relating to the BRE Litigation, the Company has reserved funds and intends to continue to maintain funds sufficient to manage the Company's pursuit of an arbitration recovery on claims it has against another party relating to the February 2001 termination of the merger transaction with Capital Senior Living Corporation. That proceeding is subject to confidentiality provisions arising from retainer agreements with the respondent thereto dating from 1996. In the arbitration, there are no asserted claims against the Company at issue, the Company is prosecuting (and intends to continue to prosecute) these claims aggressively, and the Company expects that the arbitration will be completed by the end of this calendar year. The Company cannot predict the amount of a recovery, if any, at this time.

     There can be no assurance or certainty that there will be any further payments to the Company's common shareholders.


                            See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

LIQUIDITY AND CAPITAL RESOURCES

     Occupancy levels for the five remaining properties in which the Company had invested averaged 87% and 88% for the three months ended February 28, 2002 and 2001, respectively. The Company's net operating cash flow was expected to be relatively stable and predictable due to the structure of the Facilities Lease Agreement. The annualized base rental payments owed to ILM II Holding were $3,555,427. In addition, the Senior Housing Facilities generated gross revenues which were in excess of the specified threshold in the variable rent calculation, as discussed further above, which became effective in January 1997.

     At February 28, 2002, the Company had cash and cash equivalents of $905,000 compared to $1,298,000 at August 31, 2001. Remaining cash amounts will be used for the working capital requirements of the Company. The Company generally will be obligated to distribute annually at least 90% of its taxable income to its Shareholders in order to continue to qualify as a REIT under the Internal Revenue Code.


                            See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2002 VERSUS THE SIX MONTHS ENDED FEBRUARY 28, 2001

     There was an $109,000 net increase in assets in liquidation for the six-month period ended February 28, 2002, compared to income of $289,000 for the six-month period ended February 28, 2001. Total revenue was $2,224,000 representing a decrease of $214,000 or 8.8%, compared to the same period of the prior year. Rental income decreased $78,000 or 3.4%, to $2,215,000 for the six-month period ended February 28, 2002, compared to $2,293,000 for the six-month period ended February 28, 2001, due to increased rental income earned pursuant to the terms of the Facilities Lease Agreement offset by a decrease in variable rental income. The net decrease in rental income was accompanied by a $136,000 or 93.8% decrease in interest income. Total expenses decreased $34,000, or 1.6%, to $2,115,000 for the six-month period ended February 28, 2002, compared to $2,149,000 for the six-month period ended February 28, 2001. This overall decrease in expenses is due to an $818,000 or 100.0% decrease in the estimate of the built-in gain tax based on the actual tax which became payable upon final sale of the Senior Housing Facilities, subsequent to the balance sheet date. Other expenses which decreased included depreciation expense of $595,000 or 100%; amortization expense of $88,000 or 100%; general and administrative costs of $161,000 or 58.1%; and professional fees of $569,000 or 49.8%. These decreases were offset by a $2,170,000 or 100.0% increase in the provision for liquidation expenses as a result of transitioning to the liquidation basis of accounting and recognizing the increased value of investment properties at fair value as compared to the same period last year, when the liquidation basis of accounting had not yet been adopted. This increase in the provision for liquidation expenses was accompanied by a $27,000 or 57.4% increase in Director's Compensation associated with the increased number of Director's meetings held during the period. The decrease in professional fees is due to certain legal and financial advisory fees which were reclassified to liquidation expense as such fees were associated with the impending sale of the properties and anticipated liquidation of the Company.

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2002, VERSUS THE THREE MONTHS ENDED FEBRUARY 28, 2001

     There was a $199,000 net decrease in assets in liquidation for the three-month period ended February 28, 2002, compared to income of $292,000 for the three-month period ended February 28, 2001. Total revenue was $1,056,000 representing a decrease of $153,000 or 12.7%, compared to the same period of the prior year. Rental income decreased $102,000 or 8.8%, to $1,052,000 for the three-month period ended February 28, 2002, compared to $1,154,000 for the three-month period ended February 28, 2001, due to increased rental income earned pursuant to the terms of the Facilities Lease Agreement offset by decreases in variable rental income. This net decrease in rental income was accompanied by a $51,000 or 92.7% decrease in interest income. Total expenses increased $338,000, or 36.9%, to $1,255,000 for the three-month period ended February 28, 2002, compared to $917,000 for the three-month period ended February 28, 2001. This overall increase in expenses is due to a $1,852,000 or 100.0% increase in liquidation expenses as a result of transitioning to the liquidation basis of accounting and recognizing the increased value of investment properties at fair value as compared to the same period last year, when the liquidation basis of accounting had not yet been adopted. This increase in provision for liquidation expenses was offset by an $818,000 or 100.0% decrease in the built-in gain tax accompanied by decreases in depreciation expense of $298,000 or 100%; amortization expense of $44,000 or 100%; general and administrative costs of $38,000 or 51.4%; and professional fees of $330,000 or 69.2% along with minor increases in other expenses as well. The decrease in professional fees is due to certain legal and financial advisory fees which were reclassified to liquidation expense as such fees are associated with the impending sale of the properties and anticipated liquidation of the Company.


                            See accompanying notes.

                           ILM II SENIOR LIVING, INC.

                      MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

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


                            See accompanying notes.

                           ILM II SENIOR LIVING, INC.


                            PART II-OTHER INFORMATION

ITEM 1. THROUGH 4.  NONE

ITEM 5. OTHER INFORMATION NONE


                            See accompanying notes.

                           ILM II SENIOR LIVING, INC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:     None

(b)  Reports on Form 8-K:

     The Company filed a current report on Form 8-K dated February 1, 2002, announcing that BRE/Independent Living, LLC, a Delaware limited liability company, filed suit against the Company, its President and Chief Executive Officer, ILM II Holding, Inc., and its President in the Supreme Court of the State of New York alleging various causes of action for breach of contract, tortious interference with contractual relations and unjust enrichment in response to the Company's terminating the BRE Agreement. The Company further announced that it believes these allegations are without merit and will vigorously defend this action.

     The Company filed a current report on Form 8-K dated January 23, 2002, announcing that it had entered into a purchase and sale agreement with Five Star Quality Care, Inc., a publicly traded Maryland corporation, to sell all of the Company's right, title and interest in and to its senior and assisted living facilities and certain other related assets to FVE in consideration for $45.5 million.

     Subsequent to the balance sheet date, on April 2, 2002, the Company filed a current report on Form 8-K announcing that it had completed the sale of all of the Company's right, title and interest in and to its senior and assisted living facilities and certain other related assets to Five Star Quality Care, Inc., in consideration for $45.5 million. The sale was completed according to the terms of the purchase and sale agreement previously reported on in the Company's Form 8-K dated January 23, 2002.


                            See accompanying notes.

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


Dated:   May 13, 2002


                            See accompanying notes.